Form 10-Q
period 2022-09-30
Global Star Acquisition Inc.
filed 2022-12-07
CIK 1922331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

❑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-41506

GLOBAL STAR ACQUISITION INC.
(Exact name of registrant as specified in its charter)

Delaware	84-2508938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1641 International Drive Unit 208
McLean, VA

Ang, Anthony	22102
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703)
790-0717
Not applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common Stock and one Redeemable Warrant	GLSTU	The Nasdaq Stock Market LLC
Class A Common Stock, $0.0001 par value per share	GLST	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per shar	GLSTW	The Nasdaq Stock Market LLC
Rights, exchangeable into one-tenth of one share of Class A common stock	GLSTUR	The Nasdaq Stock Market LLC
As of
December 2
, 2022, there were 9,200,000 shares of the Company’s redeemable Class A Common Stock and 456,255 shares of the Company’s non-redeemable
Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,875,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

GLOBAL STAR ACQUISITION CORP.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBAL STAR ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$1,397,490	$—
Due from Sponsor	10,530	25,000
Prepaid expenses	10,000	25,071
Other current assets	263,473	—

Total Current Assets	1,681,493	50,071
Investments held in the Trust Account	82,043,907	—
Deferred offering costs	—	31,000
Other assets	103,580	—

Total Assets	$83,828,980	$81,071

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$456,833	$—
Accrued offering costs	55,349	15,000
Accrued franchise tax payable	150,637	1,596
Advances from related party	—	42,384
Due to related party	112,250	—
Overallotment liability	44,975	—

Total Current Liabilities	820,044	58,980
Deferred underwriting commission	2,800,000	—

Total liabilities	3,620,044	58,980
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 8,000,000 shares (at $10.25 per share)	82,000,000	—
Stockholders’ ( deficit ) equity :
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 556,225 shares issued and outstanding (excluding 8,000,000 shares subject to possible redemption)	56	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,300,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (1)(2)(3)	230	230
Additional paid-in capital	—	24,770
Accumulated deficit	(1,791,350)	(2,909)

Total Stockholders’ (Deficit) Equity	(1,791,064)	22,091

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity	$83,828,980	$81,071

(1)	Includes an aggregate of up to 300,000 shares of Class B common stock subject to forfeiture if the over- allotment option is not exercised in full or in part by the underwriters (see Note 5).
(2)	Shares and the associated amounts have been retroactively restated to account for the share issuance in February 14, 2022 as discussed in Note 5.
(3)
On July 26, 2022, the Sponsor surrendered and forfeited 575,000 founder shares for no consideration following which the Sponsor holds 2,300,000 founder shares. All share amounts have been retroactively restated to reflect this surrender as discussed in Note 5.

The accompanying notes are an integral part of these unaudited financial statements

GLOBAL STAR ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
EXPENSES
Administration fee—related party	$3,666	$—	$3,666	$—
General and administrative	257,030	19	257,763	78

TOTAL EXPENSES	260,696	19	261,429	78

OTHER INCOME (EXPENSE)
Income earned on Investments held in Trust Account	43,907	—	43,907	—
Interest income	126	—	153	—
Change in fair value of overallotment liability	7,619	—	7,619	—

TOTAL OTHER INCOME	51,652	—	51,679	—

Net loss	$(209,044)	$(19)	$(209,750)	$(78)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	704,348	—	237,363	—

Basic and diluted net loss per share of Class A common stock	$(0.08)	$—	$(0.09)	$—

Weighted average number of shares of Class B common stock outstanding, basic and diluted (1)(2)(3)	2,000,000	2,000,000	2,000,000	2,000,000

Basic and diluted net loss per share of Class B common stock	$(0.08)	$(0.00)	$(0.09)	$(0.00)

(1)	Excludes an aggregate of up to 300,000 shares of Class B common stock subject to forfeiture if the over- allotment option is not exercised in full or in part by the underwriters (see Note 5).
(2)	Shares and the associated amounts have been retroactively restated to account for the share issuance in February 14, 2022 as discussed in Note 5.
(3)
On July 26, 2022, the Sponsor surrendered and forfeited 575,000 founder shares for no consideration following which the Sponsor holds 2,300,000 founder shares. All share amounts have been retroactively restated to reflect this surrender as discussed in Note 5.

The accompanying notes are an integral part of these unaudited financial statements.

GLOBAL STAR ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional
	Common Stock		Common Stock (1)(2)(3)		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2022	—	$—	2,300,000	$230	$24,770	$(2,909)	$22,091
Net loss	—	—	—	—	—	(708)	(708)

Balance as of March 31, 2022	—	—	2,300,000	230	24,770	(3,617)	21,383
Net income	—	—	—	—	—	2	2

Balance as of June 30, 2022	—	—	2,300,000	230	24,770	(3,615)	2,385
Sale of Units in Public Offering, net of offering costs	—	—	—	—	379,243	—	379,243
Proceeds from Private Placement Units, net of offering costs	456,225	46	—	—	4,535,229	—	4,535,275
Proceeds from Sale of Rights, net of costs	—	—	—	—	53,094	—	53,094
Class A common stock issued to representative	100,000	10	—	—	68,990	—	69,000
Remeasurement adjustment of Class A ordinary shares to redemption value	—	—	—	—	(5,061,326)	(1,578,691)	(6,640,017)
Net loss	—	—	—	—	—	(209,044)	(209,044)

Balance as of September 30, 2022	556,225	$56	2,300,000	$230	$—	$(1,791,350)	$(1,791,064)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Common Stock (1)(2)(3)		Additional Paid-In	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Capital
Balance as of January 1, 2021	2,300,000	$230	$24,770	$(1,210)	$23,790
Net loss	—	—	—	(59)	(59)

Balance as of March 31, 2021	2,300,000	230	24,770	(1,269)	23,731
Net loss	—	—	—	—	—

Balance as of June 30, 2021	2,300,000	230	24,770	(1,269)	23,731
Net loss	—	—	—	(19)	(19)

Balance as of September 30, 2021	2,300,000	$230	$24,770	$(1,288)	$23,712

(1)	Includes an aggregate of up to 300,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
(2)	Shares and the associated amounts have been retroactively restated to account for the share issuance in February 14, 2022 as discussed in Note 5.
(3)
On July 26, 2022, the Sponsor surrendered and forfeited 575,000 founder shares for no consideration following which the Sponsor holds 2,300,000 founder shares. All share amounts have been retroactively restated to reflect this surrender as discussed in Note 5.

The accompanying notes are an integral part of these unaudited financial statements

GLOBAL STAR ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(209,750)	$(78)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and organization costs paid by related parties
Income earned on Investments held in Trust Account	(43,907)	—
Change in fair value of overallotment liability	(7,619)	—
Changes in operating assets and liabilities:
Prepaid expenses	15,071	(71)
Other current assets	(263,473)
Other assets	(103,580)	—
Accounts payable and accrued expenses	456,833	(507)
Accrued franchise tax payable	149,041	—
Advances from related party	(42,384)	656

Net Cash Provided By Operating Activities	(49,768)	—
Cash Flows From Investing Activities:
Cash deposited into Trust Account	(82,000,000)	—

Net Cash Used In Investing Activities	(82,000,000)	—
Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	79,200,000	—
Proceeds from sale of Private Placement Warrants	4,563,000	—
Proceeds from note payable	185,000	—
Repayment of note payable	(185,000)	—
Proceeds from Due from Sponsor	25,000	—
Due to related party	112,500	—
Due from Sponsor	(10,530)	—
Payment of offering costs	(442,462)	—

Net Cash Provided By Financing Activities	83,447,258	—

Net change in cash	1,397,490	—
Cash at beginning of period	—	—

Cash at end of period	$1,397,490	$—
Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued offering costs	$40,349	$—
Deferred underwriters’ commission	$2,800,000	$—
Class A ordinary shares remeasurement adjustment	$6,640,017	$—
Fair value of over-allotment option at issuance	$52,594	$—
The accompanying notes are an integral part of these unaudited financial statements

GLOBAL STAR ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Note 1— Description of Organization and Business Operations, Going Concern and Basis of Presentation
Global Star Acquisition Corp. (the “Company”) is a blank check company incorporated in the State of Delaware on July 24, 2019, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to this offering. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from July 24, 2019 (inception) through September 30, 2022, relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Global Star Acquisition I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 19, 2022.
On September 22, 202
2
, the Company consummated its initial public offering (the “IPO”) of 8,000,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and one Right, with each Right entitling the holder to receive one-tenth
of one share of Class A Common Stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,000,000.
At the time of the IPO, the underwriters were granted a
45-day
over-allotment option to purchase up to 1,200,000 additional Units to cover overallotments, if any (the “Over-Allotment Units”). Subsequently, on September 30, 2022, the underwriters exercised their over-allotment option to purchase 1,200,000 Over-Allotment Units. On October 4, 2022 the Company closed on the over-allotment through the sale of 1,200,000 Units at a purchase of $10.00 per share for gross proceeds of approximately $12.0 million.
Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 456,225 units (the “Private Placement Units”) to Global Star Acquisition I LLC, the sponsor of the Company (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,563,000 (the “Private Placement”) (see Note 4).

On October 4, 2022, simultaneously with the partial exercise of the overallotment, the Company consummated the Private Placement of an additional 42,000 Private Placement Units to the Sponsor, generating gross proceeds of $420,000.
As of September
30
,
2022
, transaction costs amounted to $
4,182,811
consisting of $
800,000
of underwriting fees (net of underwriter reimbursements), $
2,800,000
of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $
513,811
of other offering costs related to the Initial Public Offering. The underwriters were also issued
100,000
shares (or
115,000
shares if the over-allotment option is exercised in full) of Class A common stock as representative shares, in connection with this offering. Upon close of the Initial Public Offering, the Company recorded additional issuance costs of $
69,000
, the grant date fair value of the shares, with an offset to additional paid-in
capital. Cash of $
29,617
was held outside of the Trust Account on September 22, 2022 and was available for working capital purposes. In addition, on September 22, 2022, $1,320,903 was due from Sponsor and is available for working capital purposes which was funded on September 27, 2022. As described in Note 6, the $
2,800,000
deferred underwriting fees are contingent upon the consummation of the Business Combination within
12 months
(or up to
21 months
from the closing of this offering at the election of the company in nine one-month
extensions) from the closing of the Initial Public Offering.

Nasdaq rules provide that at least 90% of the gross proceeds from this offering and the sale of the placement units be deposited in a trust account. Of the net proceeds of this offering and the sale of the placement units, $82,000,000, $10.25 per unit, was placed into a trust account in the United States with Continental Stock Transfer & Trust Company acting as trustee and Morgan Stanley Wealth Management acting as investment manager. These proceeds include $2,800,000 in deferred underwriting commissions.
The proceeds in the trust account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any

GLOBAL STAR ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1— Description of Organization and Business Operations (Continued)

open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.

Following the closing of the Initial Public Offering $29,617 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2022, we have available to us $1,397,490 of cash on our balance sheet and a working capital of $861,449.
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.
The Company will have until September 22, 2023 to consummate a Business Combination. If we do not complete our initial business combination within 12 months from the closing of this offering (or up to 21 months by depositing into the trust account for each one-month
extension $
303,600 because the underwriters’ over-allotment option was exercised in full ($0.033 per unit), or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination within 12 months from the closing of this offering (or up to 21 months by depositing into the trust account for each one-month
extension $303,600 because the underwriters’ over-allotment option was exercised in full ($0.033 per unit), or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 12th month (or up to 21 months from the closing of this offering at the election of the Company in nine separate one month extensions subject to satisfaction of certain conditions, including the deposit of up to $303,600 because the underwriters’ over-allotment option was exercised in full ($0.033 per unit) for each one-month
extension, into the trust account, or as extended by the Company’s stockholders in accordance with our certificate of incorporation) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

GLOBAL STAR ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1— Description of Organization and Business Operations (Continued)

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than the independent public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Going Concern Considerations, Liquidity and Capital Resources
As of September 30, 2022, the Company had investments held in the Trust Account of $
82,043,907
principally invested in U.S. government securities. As of September 30, 2022, the Company had a working capital of approximately $
861,400
, current liabilities of approximately $
820,000
and cash of approximately $
1,397,500
.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
management has determined that the Company does not have adequate liquidity to sustain operations and the possibility that the Company may be unsuccessful in consummating an initial business combination within 12 months (
September 22, 2023
or up to 21 months from the closing of this offering at the election of the Company in nine one month extensions) from the closing of the Initial Public Offering, and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. In addition, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the ability to continue as a going concern. The accompanying financial statement has been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.
Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of June 30, 2022 filed with the SEC on the Registration Statement on Form
S-1
(File
No. 333-266387)
(the “Registration Statement”). In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

GLOBAL STAR ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $1,397,490 in cash and no cash equivalents as of September 30, 2022.
Cash and Marketable Securities Held in Trust Account
As of September 30, 2022, substantially all of the assets held in the Trust Account were held in mutual funds. As of September 30, 2022, the balance in the Trust Account was $82,043,907.

The Company’s portfolio of investments held in the Trust Account is comprised of cash and U.S. treasury bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in
Income earned on Investments held in

Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

GLOBAL STAR ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “
Expenses of Offering
.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Offering costs, including underwriter fees, associated with the Units were allocated between temporary equity and the Public Warrants and the Public Rights by the relative fair value method. Offering costs of $513,811 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. The Company issued 100,000 shares of Class A Common Stock to the representative of the underwriter for services related to the Initial Public Offering. The shares have a grant date fair value of $69,000.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “
Distinguishing Liabilities from Equity
”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September
30
, 2022, the 8,000,000 Class A common stock subject to possible redemption in the amount of $82,000,000 is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit of approximately $6.6 million.
At September 30, 2022, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$80,000,000
Less:
Transaction costs allocated to Class A common stock	(4,184,017)
Proceeds allocated to Public Rights and Warrants	(456,000)

(4,640,017)
Plus: Remeasurement adjustment of Class A ordinary shares to redemption value	6,640,017

Class A common stock subject to possible redemption	$82,000,000

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “
Income Taxes
,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had a full valuation allowance against the deferred tax assets.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 202, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

GLOBAL STAR ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

New Law and Changes
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance
.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury.
In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. The cash at bank is $1,397,490 as of September 30, 2022.
Net Loss Per Share
Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class
method in calculating losses per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class
method. As a result, diluted loss per share is the same as basic earnings per share for the periods presented. The warrants are exercisable to purchase shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Numerator: Basic and diluted net loss per share of common stock
Allocation of net loss, as adjusted	$(54,446)	$(154,598)	—	$(19)
Denominator: Basic and diluted weighted average shares outstanding	704,348	2,000,000	—	2,000,000
Basic and diluted net loss per share of common stock	$(0.08)	$(0.08)	(0.00)	$(0.00)

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Numerator: Basic and diluted net loss per share of common stock
Allocation of net loss, as adjusted	$(22,252)	$(187,498)	—	$(78)
Denominator: Basic and diluted weighted average shares outstanding	237,363	2,000,000	—	2,000,000
Basic and diluted net loss per share of common stock	$(0.09)	$(0.09)	(0.00)	$(0.00)

GLOBAL STAR ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments
The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “
Fair Value Measurements and Disclosures,”
approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument.
The Company recognizes all forms of stock-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.
The Founder Shares were granted subject to certain performance conditions: the occurrence of a Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance conditions are probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation expenses are included in general and administrative expenses in the statement of operations. Stock-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid in capital.
Recently Issued Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, “
Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”
, which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 upon on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Public Offering
Pursuant to the Initial Public Offering, the Company sold 8,000,000 Units at a price of $10.00 per Unit generating gross proceeds of $80,000,000. Each Unit consists of one share of Common stock, one redeemable warrant (“Public Warrant”) and one right (“Public Right). Each whole Public Warrant will entitle the holder to purchase one share of Common stock at a price of $11.50 per share, subject to adjustment (see Note 7). Each Public Right entitles the holder to receive one-tenth of one share of Common Stock upon the consummation of the business combination.
Note 4 — Private Placement
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 456,225 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company in the amount of $4,563,000
.

GLOBAL STAR ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 — Private Placement (Continued)

The proceeds from the sale of the Placement Units will be added to the net proceeds from the Public Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Public Offering, except for the placement warrants (“Placement Warrants”), as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants and the rights underlying the Placement Units (“Private Rights”) will expire worthless.
Note 5 — Related Party Transactions
Class B Common Stock
During the year ended December 31, 2021, the Sponsor agreed to purchase 2,875,000 shares of the Company’s Common stock (the “Founder Shares”) for $25,000. On February 14, 2022, the Sponsor received the 2,875,000 shares and paid the Company $25,000 in full satisfaction of the outstanding receivable. The Founder Shares include an aggregate of up to 300,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (see Note 8). In accordance with ASC 505, “Equity”, all shares and the associated amounts have been retroactively restated to account for this share issuance. On April 5, 2022, the Sponsor transferred 500,000 founder shares to the Company’s officers and directors. On July 26, 2022, the Sponsor surrendered 575,000 founder shares to the Company for cancellation, for no consideration. All share amounts have been retroactively restated to reflect this surrender.
The shares transferred to the officers and directors have a grant date fair value of $2.30 per unit or an aggregate of $1,150,000 and the expense associated with these awards will be recognized upon successful business combination. The Company measured the fair value of the shares on the grant date of the award utilizing a valuation model which considers certain assumptions. These assumptions include the probability of completion of a public offering, the probability of initial business combination and estimated concessions.
The Sponsor and each Insider agrees that (i) 50% of the Founder Shares (or shares of Common Stock issuable upon conversion thereof) will not be transferred, assigned or sold until the earlier of (A) six months after the date of the consummation of the Company’s initial business combination and (B) the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination and (i) the remaining 50% of the Founder Shares (or shares of Common Stock issuable upon conversion thereof) will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of the Company’s initial business combination.
On September 19, 2022, the Sponsor transferred 400,000 shares to the Company’s three officers and 100,000 shares to the Company’s five directors.

GLOBAL STAR ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Due to Related Party
At the close of the Initial Public Offering, a related party deposited $25,000 greater than the agreed upon initial investment. The Company repaid this amount in full and no balance related to this transaction was outstanding as of September 30, 2022.
Prior to September 30, 2022, and in connection with the close of the overallotment on October 4, 2022, the Company received $112,250 which should have been deposited into the Sponsor’s bank account. The amount was transferred to the Trust Account subsequent to quarter end.
Due from Sponsor
On September 22, 2022, a portion of the Initial Public Offering proceeds totaling
 $1,320,903
was deposited into the Sponsor’s bank account. The Sponsor transferred
$1,310,373,
which excludes a portion to pay down the Promissory Note (discussed below), to the Company on September 27, 2022. As of September 30, 2022, the outstanding balance due from the Sponsor was
$10,530.
Promissory Note — Related Party

On February 14, 2022, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $
300,000
. As of September 30, 2022, we had borrowed $
185,000
 under the promissory note with our sponsor. The Promissory Note is non-interest bearing and due at the earlier of July 31, 2022, or the closing of this offering.
 On September 1, 2022, we amended the promissory note to change the maturity date from July 31, 2022 to
December 31, 2022
.
Upon closing of the offering, the Company repaid the outstanding balance in full. As of September 30, 2022 and December 31, 2021, there was no balance outstanding.
Advances From Related Party
The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. For the period from July 24, 2019 (inception) through September 22, 2022, the related party paid
$119,720

of offering costs on behalf of the Company. Upon close of the Offering, the Company repaid the outstanding balance of $
119,720
in full.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans
.

GLOBAL STAR ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement
Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, our Sponsor will make available, or cause to be made available, to the Company, or any successor location of Global Star Acquisition 1, certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. In exchange therefor, the Company shall pay Global Star Acquisition 1 the sum of $10,000 per month on the Listing Date and continuing monthly thereafter until the Termination Date. For the three and nine months ended September 30, 2022, the Company recorded $3,666 pursuant to this agreement.
Note 6 — Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The registration rights and stockholder agreement do not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters
a
45-
day option from the date of Initial Public Offering to purchase up t
o 1,200,000
additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As of September 30, 2022, the underwriters have not exercised their option.
The underwriters were paid a cash underwriting discount of $
0.20
 per Unit, or $
1,600,000
, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $
0.35
 per Unit, or
$
2,800,000
. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters reimbursed $
800,000

to the Company for certain expenses in connection with this offering.
The underwriters were also issued
 100,000
shares (or 115,000 shares if the over-allotment option is exercised in full) of Class A common stock as representative shares, in connection with this offering. The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to Rule 5110(e)(1) of the FINRA Manual. Upon close of the Initial Public Offering, the Company recorded additional issuance costs of $69,000, the grant date fair value of the shares, with an offset to additional paid-in capital.

GLOBAL STAR ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 — Stockholders’ Equity
Preferred Stock —
The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022, there were no preferred shares issued or outstanding.
Class
 A Common Stock —
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 556,225 and 0 shares of Class A Common Stock issued and outstanding, excluding 8,000,000 shares of Class A Common Stock subject to possible redemption.
Class
 B Common Stock —
The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled
to one vote
for each share. As of September 22, 2022, there wer
e 2,300,000

shares of Class B common stock issued and outstanding, of which an aggregate of up to 300,000 shares of Class B common stock are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.
Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.
The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.
Only holders of the Common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.
Warrants
 — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a)
30
days after the completion of a Business Combination and (b
) 12
months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available.
No
warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60
business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

GLOBAL STAR ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 — Stockholders’ Equity (Continued)

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $
18.00
 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $ 0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30 -day redemption period to each warrant holder; and

•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds
$18.00
 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any
20
 trading days within a

30
-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.
The Company will account for the warrants to be issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
Rights
 — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth
(1/10)
 o
f one share of Class A common stock upon consummation of the initial business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of United States law.
The Company accounts for the rights to be issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the rights described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
Note 8 — Fair Value Measurements
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).
The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 22, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:
Schedule of Fair Value Hierarchy for Assets and Liabilities Measured at Fair Value on a Recurring basis.

Description	Level	September 30, 2022
Assets:
Cash in the Trust Account	1	$82,403,907
Liabilities:
Overallotment Option	3	$44,975
The overallotment liability was accounted for as a liability in accordance with ASC 815-40 and is presented within liabilities on the condensed balance sheets. Upon initial issuance, the Company used a modified Black Scholes model to value the over-allotment liability and was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the instrument. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the overallotment option. The expected life of the overallotment liability is assumed to be equivalent to the remaining contractual term.
The key inputs into the Black-Scholes model were as follows for the measurement of the overallotment option:

	September 22, 2022	September 30, 202 2
Risk-free interest rate	2.96%	2.96%
Expected life of warrants	0.12 years	0.10 years
Expected volatility of underlying shares	1.5%	1.5%
Dividend yield	0%	0%
The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Overallotment Liability
Fair value at January 1, 2022	$—
Initial measurement at September 22, 2022	52,594
Change in fair value	(7,619)

Fair value at September 30, 2022	$44,975

Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than the below that would have required recognition or disclosure in the condensed financial statements.
On October 4, 2022, the Company consummated the closing of the sale of 1,200,000 additional units at a price of $10 per unit upon receiving notice of the underwriters’ election to exercise their overallotment option generating additional gross proceeds of $
12.0
million
and incurred additional offering costs of $412,500 in underwriting fees, of which $262,500 are for deferred underwriting commissions. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 42,000 Private Placement Units to the Sponsor, generating gross proceeds of $420,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer to Global Star Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

The Company is a blank check company formed under the laws of the State of Delaware on July 24, 2019, for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

•

may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one -to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2022, we had a net loss of $209,044, which consists of interest income from marketable securities held in the Trust Account of $43,907 and a gain on the change in fair value of the overallotment option of $7,619 offset by operating costs of $260,696. In addition, the Company recorded an income tax provision of $9,243. For the three months ended September 30, 2021, we had a net loss of $19 which consists of formation costs.

For the nine months ended September 30, 2022, we had a net loss of $209,750, which consists of interest income from marketable securities held in the Trust Account of $43,907 and a gain on the change in fair value of the overallotment option of $7,619 offset by operating costs of $261,429. In addition, the Company recorded an income tax provision of $9,243. For the nine months ended September 30, 2021, we had a net loss of $78 which consists of formation costs.

Going Concern Considerations, Liquidity and Capital Resources

On September 22, 2022, the Company consummated its initial public offering (the “IPO”) of 8,000,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and one Right, with each Right entitling the holder to receive one-tenth of one share of Class A Common Stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,000,000.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 456,225 units (the “Private Placement Units”) to Global Star Acquisition I LLC, the sponsor of the Company (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,563,000 (the “Private Placement”).

Subsequently, on October 4, 2022, the Company consummated the closing of the sale of 1,200,000 additional units at a price of $10 per unit (the “Units”) upon receiving notice of the underwriters’ election to exercise their overallotment option (“Overallotment Units”), generating additional gross proceeds of $12.0 million and incurred additional offering costs of $412,500, of which $262,500 are for deferred underwriting commissions. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), one-half of one Class A redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and one Right (“Right”), with each Right entitling the holder to receive one-tenth of one share of Class A Common Stock, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-266387).

Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 42,000 Private Placement Units to Global Star Acquisition I LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $420,000.

Transaction costs of the Initial Public Offering with the exercise of the overallotment amounted to $4,595,311 consisting of $950,000 of cash underwriting fees, $3,062,500 of deferred underwriting fees and $582,811 of other costs.

As of September 30, 2022, we had available to us $1,397,490 of cash on our balance sheet and a working capital of $861,449. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As September 30, 2022, the Company has not borrowed under such loans.

If the Company has not completed a Business Combination within 12 months from the closing of this offering (September 22, 2023 or up to 21 months from the closing of this offering at the election of the company in nine one month extensions subject to satisfaction of certain conditions, including the deposit of up to $264,000, or $303,600 if the underwriters’ over-allotment option is exercised in full ($0.033 per unit in either case) for the one month extension, into the trust account, or as extended by the company’s stockholders in accordance with our amended and restated certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

As of September 30, 2022, the Company had investments held in the Trust Account of $82,043,907 principally invested in U.S. government securities. As of September 30, 2022, the Company had a working capital of approximately $861,400, current liabilities of approximately $820,000 and cash of approximately $1,397,500.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company does not have adequate liquidity to sustain operations and the possibility that the Company may be unsuccessful in consummating an initial business combination within 12 months (or up to 21 months from the closing of this offering at the election of the Company in nine one month extensions) from the closing of the Initial Public Offering, and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. In addition, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the ability to continue as a going concern. The accompanying financial statement has been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse ARC Group Ltd., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support.

The Underwriter was paid a cash underwriting fee of 2.0% of gross proceeds of the Public Offering, or $1,600,000 (less $800,000 reimbursed to the Company). In addition, the Underwriter is entitled to aggregate deferred underwriting commissions of $2,800,000 consisting of 3.5% of the gross proceeds of the Public Offering. The deferred underwriting commissions will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2022, due to a material weakness in our internal control over financial reporting related to our accounting and reporting for the existence of our assets and corresponding income, as well as the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding income and expense. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated September 13, 2022 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risks Related to Taxes

New legislation that would change U.S. or foreign taxation of business activities could seriously harm our business, or the financial markets and the market price of our Class A common stock.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRAct”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. While not free from doubt, absent any further guidance from the IRS or Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with a merger, unless an exemption is available. Except for franchise taxes and income taxes, we may be prohibited from using the proceeds placed in the Trust Account and the interest earned thereon to pay for fees or taxes that may be levied on the Company pursuant to any current, pending, or future rules or laws, including without limitation any excise tax due under the IRAct on any redemptions or stock buybacks by the Company.

Based on our preliminary assessment, we do not anticipate a material impact on our financial statements. Management will continue to assess the impact of the IRAct as additional guidance becomes available.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On September 22, 2022, simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 456,225 units (the “Private Placement Units”) to Global Star Acquisition I LLC, the sponsor of the Company (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,563,000 (the “Private Placement”). Subsequently, on October 4, 2022, simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 42,000 Private Placement Units to the Sponsor, generating gross proceeds of $420,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The placement warrants included in the placement units are identical to the warrants sold as part of the units in this offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis, and (iv) will be entitled to registration rights.

Use of Proceeds from the Public Offering

On September 22, 2022, the Company consummated its Initial Public Offering of 8,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $80,000,000, and incurring offering costs of $4,182,811, of which $2,800,000 was for deferred underwriting commissions.

Subsequently, on October 4, 2022, the Company consummated the closing of the sale of 1,200,000 additional units at a price of $10 per unit (the “Units”) upon receiving notice of the underwriters’ election to exercise their overallotment option (“Overallotment Units”), generating additional gross proceeds of $12.0 million and incurred additional offering costs, of which $262,500 are for deferred underwriting commissions of $412,500 in underwriting fees. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and one Right (“Right”), with each Right entitling the holder to receive one-tenth of one share of Class A Common Stock, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-266387).

The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333266387). The SEC declared the registration statement effective on September 19, 2022.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Units, $58,075,000 was placed in a Trust Account. We paid a total of $800,000 (2% fee of $1,600,000 less $800,000 reimbursed to the Company) in underwriting discounts and commissions and $582,811 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $2,800,000 in underwriting discounts and commission.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(g) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

Filed herewith.

Furnished.

To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GLOBAL STAR ACQUISITION CORP.

Date: December 6, 2022	By:	/s/ Anthony Ang
Anthony Ang
Chief Executive Officer

Date: December 6, 2022	By:	/s/ Shan Cui
Shan Cui
Chief Financial Officer