Form 10-K
period 2022-12-31
Global Star Acquisition Inc.
filed 2023-05-25
CIK 1922331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number:
001-41506

GLOBAL STAR ACQUISITION INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	84-2508938
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1641 International Drive Unit 208 McLean, VA	22102
(Address of Principal Executive Office)	(Zip Code)
(703)
790-0717
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A Common Stock and one Redeemable Warrant	GLSTU	The Nasdaq Stock Market LLC
Class A Common stock, $0.0001 par value per share	GLST	The Nasdaq Stock Market LLC
Redeemable Warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	GLSTW	The Nasdaq Stock Market LLC
Rights, exchangeable into one-tenth of the share of Class A common stock	GLSTUR	The Nasdaq Stock Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May
23
, 2023, the aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant was $98,256,000, based on a closing market price of $10.
68
 on the Nasdaq Stock Market.

As of May
23
, 2023,

there were 9,200,000 shares of the Company’s redeemable Class A Common Stock and 613,225 shares of the Company’s non-redeemable
Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,300,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Global Star Acquisition, Inc.

Overview

Formation. We are a blank check company incorporated on July 24, 2019, as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all the risks associated with emerging growth companies.

Initial Public Offering. On September 22, 2022, the Company consummated its initial public offering (the “IPO”) of 8,000,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), one redeemable warrant (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and one Right, with each Right entitling the holder to receive one-tenth of one share of Class A Common Stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,000,000.

Simultaneously with the consummation of the closing of the IPO, the Company consummated the private placement of an aggregate of 456,225 units (the “IPO Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,562,250 (the “IPO Private Placement”).

At the time of the IPO, the underwriters were granted a 45-day over-allotment option to purchase up to 1,200,000 additional Units to cover overallotments, if any (the “Over-Allotment Units”). Subsequently, on September 30, 2022, the underwriters exercised their over-allotment option to purchase 1,200,000 Over-Allotment Units. On October 4, 2022 the Company closed on the Over-Allotment Units through the sale of 1,200,000 Units at a purchase price of $10.00 per share for gross proceeds of approximately $12.0 million.

Simultaneously with the sale of the Over-Allotment Units, the Company consummated the private placement of an aggregate of 42,000 units (the “Over-Allotment Private Placement Units” and together with the IPO Private Placement Units, the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Over-Allotment Private Placement Units, generating total gross proceeds of $420,000

A total of $94,300,000 comprising proceeds from the IPO and proceeds of the Private Placement, net of the underwriting commissions, discounts, and IPO expenses, was deposited in a trust account established for the benefit of the Company’s public stockholders.

Our Management Team Lead. Our management team is led by Anthony Ang, our Chief Executive Officer (“CEO”) who is a global executive with over 40 years of senior management experience. His broad expertise covers international marketing, investment promotion, manufacturing, and fund management. Mr. Ang currently holds various senior positions including independent director on boards of public companies, Ambassador Extraordinary and Plenipotentiary of the Republic of Singapore to the Republic of Tunisia, and the Chairman and director for a crowd funded real estate investment platform, and a digital asset exchange. The details of each position held with specific companies can be found below in Item 10. below.

Our Business Strategy

While we may pursue an initial business combination target in any industry or geographic location, we intend to focus our search on industries that complement our management team’s background and to capitalize on the ability of our management team to identify and acquire an emerging growth business operating with a total enterprise value from $120 million to $2 billion.

We believe that acquiring a leading high growth business will provide a platform to fund consolidation and fuel growth for our company. We intend to initially prioritize the Nordic region and Asia Pacific, especially Southeast Asia as our geographical focus. We shall not undertake our initial business combination with any entity with its principal business operations or that is in China (including Hong Kong and Macau).

We believe that there is a large pool of quality initial business combination targets looking for exit opportunities with an increasing number of private equity or PE, and venture capital, or VC, activities in the certain regions, which provides opportunities given what we believe are the limited exit options for mid-market companies in the regions of focus. Also, we believe that the technology and tech enabled industries represent a particularly attractive deal sourcing environment that will allow us to leverage our team’s skill sets and experience to identify an initial business combination which can potentially serve as a strong platform for future add-on acquisitions. Our investment thesis is supported by what we believe are trends in our target sectors including Strong Core Industry Fundamentals, Strong Growth in Private Equity, Targeting of Fastest Growing Industries, and Operator-Led SPACs Outperform Their Sectors. These trends, as they relate to our targets, are discussed in detail in our IPO Registration Statement on Form S-1.

We believe that there are a significant number of target companies that could become successful public companies in our areas of focus, and we will seek to take advantage of the extensive operational and investment experience of our sponsor and management team to identify companies that we believe have significant growth prospects with the potential to generate value for our stockholders.

Our Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities and possible enter into our initial business combination with a target business that has meets the following criteria:

•	Target Size: Consistent with our investment thesis as described above, we plan to target businesses with total enterprise values ranging from $120 million to $2 billion;

•

Businesses with Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage;

•

Businesses with Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable, and increasing free cash flow. We intend to focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance stockholder value;

•

Strong Management. We will seek companies with strong management teams already in place. We will spend significant time assessing a company’s leadership and human fabric and maximizing its efficiency over time;

•

Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company; and

•

Appropriate Valuations and Upside Potential. We intend to apply rigorous, criteria-based, disciplined, and valuation-centric metrics. We intend to acquire a target on terms that we believe provide significant upside potential while seeking to limit risk to our investors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management may deem relevant.

Our Acquisition Process

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers, or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers, or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

We have not selected any specific business combination target. We will not effectuate our initial business combination with another blank check company or a similar company with nominal operations and shall not undertake our initial business combination with any entity with its principal business operations or that is located in China (including Hong Kong and Macau).

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects

We anticipate structuring our initial business combination either in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be considered for purposes of Nasdaq’s 80% fair market value test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

Corporate Information

Our executive offices are located at:

1641 International Drive Unit 208

McLean, VA 22102

Telephone: (703) 790-0717

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, except as follows, there have been no material changes to the risk factors disclosed in our final prospectus dated September 19, 2022 filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

We have failed to maintain adequate disclosure controls and procedures which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

As discussed in Item 9A “Controls and Procedures”, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2022. We concluded that the Company is experiencing some difficulty in the accounting and reporting related to the existence of assets and corresponding income, as well as the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding income and expenses which it experienced and reported as a material weakness in their last report of September 30, 2022. This material weakness in the disclosure controls and procedures as of December 31, 2022 has not been remediated and are not effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal disclosure controls and procedures, such that there is a reasonable possibility that the failure to maintain, collect, process, accumulate and communicate information to management could cause untimely or inadequate disclosures in our reporting under the Exchange Act.

We cannot assure you that we will be able to remediate our existing material weakness in a timely manner, if at all, or that in the future additional material weaknesses will not exist, reoccur or otherwise be discovered, a risk that will increase as our business becomes more complex. If our efforts to remediate these material weaknesses, as described in Item 9A “Controls and Procedures”, are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures. Additional impacts could include a decline in our stock price, suspension of trading or delisting of our common stock by the Nasdaq Capital Market, or other material adverse effects on our business, reputation, and results of operations, financial condition or liquidity. Furthermore, if we continue to have this existing material weakness, other material weaknesses or significant deficiencies in the future, could create a perception that our financial results do not fairly state our financial condition or results of operations. Any of the foregoing could have an adverse effect on the value of our stock.

Major bank failure or sustained financial market illiquidity, could adversely affect our business, financial condition and results of operations.

We face certain risks in the event of a sustained deterioration of domestic or international financial market liquidity. In particular:

•	We may be unable to access funds in our deposit accounts on a timely basis. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs.

•

In the event of a major bank failure, we could face major risks to the recovery of our bank deposits. A substantial portion of our cash and cash equivalents are either held at banks that are not subject to insurance protection against loss or exceed the deposit insurance limit. While we are not currently aware of any liquidity issues directly impacting the financial institutions where we hold cash deposits or securities, if financial liquidity deteriorates, there can be no assurance we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly confirmed that depositors at SVB and Signature Bank would continue to have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our business plans. In addition, there is a risk that one or more of our current clients, financial institutions or other third parties with whom we do business may be adversely affected by the foregoing risks, which may have an adverse effect on our business.

We have no operating history and are subject to a mandatory liquidation and a subsequent dissolution requirement if we do not complete an initial business combination within 12 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination). As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

We are a blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination within 12 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination). There can be no assurance that we will complete a business combination by this time. If we do not complete our initial business combination within 12 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if we extend the period of time to consummate a business combination), (i) ease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 1641 International Drive, Unit 208, McLean, VA 22102, and our telephone number is (703) 790-0717. We have agreed to pay Global Star Acquisition 1 LLC, our sponsor, of $10,000 per month, for up to 21 months, for office space, utilities, and secretarial and administrative support. For the period ending December 31, 2022, $32,000 has been paid. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending, or contemplated by governmental authorities, against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares, public warrants, and public rights are each traded on the Nasdaq Stock Market under the symbols “ GLSTU,” “GLST”, “GLSTW,” and “GLSTR” respectively. Our units commenced public trading on September 22, 2022, and our public shares, public warrants and public rights commenced separate public trading on November 10, 2022. Our Class B common stock is not listed on any exchange.

(b)	Holders

As of March 10, 2023, there were 13 holders of record of shares of our common stock, 22 holders of record of our public warrants and unknown holders of record of our public rights. A substantially greater number of holders of common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions. As a result, we are unable to estimate the total number of stockholders represented by the record holders of our common stock public warrants or public rights.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On September 22, 2022, we consummated our IPO of 8,000,000 units, including 1,200,000 units issued pursuant to the exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A Common Stock, one Warrant, with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and one Right, with each Right entitling the holder to receive one-tenth of one share of Class A Common Stock. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $80,000,000.

Simultaneously with the consummation of the closing of the IPO, we consummated the private placement of an aggregate of 456,225 Private Placement Units to the Sponsor, at a price of $10.00 per Private Placement Unit, generating the Private Placement gross proceeds of $4,562,250.

At the time of the IPO, the underwriters were granted a 45-day over-allotment option to purchase up to 1,200,000 additional Units to cover overallotments, if any (the “Over-Allotment Units”). Subsequently, on September 30, 2022, the underwriters exercised their over-allotment option to purchase 1,200,000 Over-Allotment Units. On October 4, 2022 the Company closed on the Over-Allotment Units through the sale of 1,200,000 Units at a purchase price of $10.00 per share for gross proceeds of approximately $12.0 million.

Simultaneously with the sale of the Over-Allotment Units, the Company consummated the private placement of an aggregate of 42,000 units (the “Over-Allotment Private Placement Units” and together with the IPO Private Placement Units, the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Over-Allotment Private Placement Units, generating total gross proceeds of $420,000.

A total of $94,300,000 of the proceeds from the initial public offering and the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The remainder of the proceeds were used to pay offering expenses incurred in connection with our initial public offering and for working capital.

Item 6. Selected Financial Data

[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer to Global Star Acquisition Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in the State of Delaware on July 24, 2019, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which we refer to as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to the initial public offering and the completion of an initial Business Combination. We have not selected any specific business combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Units, the proceeds of the sale of our shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from July 24, 2019 (inception) through December 31, 2022, relates to organizational activities and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Global Star Acquisition 1 LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 19, 2022. We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering (“IPO”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2022, we had net income of $168,814 which consisted of realized gain on marketable securities held in our Trust Account of $844,178 partially offset by formation and operational costs of $547,868 and income tax of $135,321.

Liquidity, Capital Resources and Going Concern.

On September 22, 2022, we consummated our Initial Public Offering of 8,000,000 Units at $10.00 per Unit, generating gross proceeds of $80,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the private placement of an aggregate of 456,225 Private Placement Units to our Sponsor at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,562,250. On October 4, 2022, we closed on the over-allotment through the sale of 1,200,000 Units at a purchase of $10.00 per share for gross proceeds of approximately $12.0 million, and simultaneously with the exercise of the overallotment, we consummated the Private Placement of an additional 42,000 Private Placement Units to the Sponsor, generating gross proceeds of $420,000. A total of $96,982,250 was generated from our Initial Public Offering.

For the year ended December 31, 2022, cash used in operating activities was $461,825.

As of December 31, 2022, we had investments of $95,134,678 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended December 31, 2022, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $877,560 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor, or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we will repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In addition, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until September 22, 2023 to consummate a Business Combination (or May 22, 2024 if extended). It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 22, 2023 (or May 22, 2024).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee up to $10,000 for office space, utilities, and secretarial and administrative support services. We began incurring these fees on September 22, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $3,220,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Equity Warrants

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

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income per Common Share

Net income per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company is experiencing difficulty in the accounting and reporting related to the existence of assets and corresponding income, as well as the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding income and expenses, which it experienced and reported as a material weakness in their last report of September 30, 2022. This material weakness in the disclosure controls and procedures as of December 31, 2022 has not been remediated and are not effective.

In light of the material weakness, we have made control improvements, including enhancing the efficacy of our review processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the accounting standards that apply to the treatment and reporting of related party transactions. in our financial statements. Our plans at this time also include providing enhanced access to accounting literature, research materials and documents and increased communication among our management and third-party professionals with whom we consult regarding related party accounting applications. Furthermore, in light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. We continue to evaluate steps to remediate the identified material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

Management’s Report on Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Anthony Ang	67	Chief Executive Officer and Director
Nicholas Khoo	44	Chief Operating Officer
Shan Cui	50	Chief Financial Officer
Stephen Drew	52	Director
Lam Chun Wing	44	Independent Director
Yang Kan Chong	67	Independent Director
Hai Chwee Chew	67	Independent Director
Jukka Rannila	44	Independent Director

The experience of our directors and executive officers is as follows:

Anthony Ang, our Chairman and CEO is a global executive with over 40 years of senior management experience. His broad expertise covers international marketing, investment promotion, manufacturing, and fund management. Mr. Ang started his career at the Singapore Economic Development Board in 1980, and his last position was Regional Director for North America (based in the United States for six years) responsible for the promotion of investments from North America. He went on to become Group General Manager of Armstrong Industrial Corporation, a Singapore precision engineering company that he helped list on the Singapore Exchange in 1995. Mr. Ang then joined Vertex Management as Senior Vice President (Investment) in 1999, a leading venture Capital firm with its headquarters in Singapore and subsequently GIC Real Estate Pte. Ltd. (a unit of the Sovereign wealth fund of the Singapore Government) as Executive Vice President for Admin and Corporate Affairs in 2001. Mr. Ang went on to serve as founding Executive Director of Majulah Connection, a consulting and networking organization sponsored by the Government of Singapore. In 2006, Mr. Ang joined the ARA Group, a leading real estate fund management house with its headquarters in Singapore and asset under management (“AUM”) of $140 billion. From 2008 to 2010, Mr. Ang served as the CEO of ARA Asia Dragon Limited (“ADF”), the flagship private equity real estate fund of the ARA Group. ADF had a committed capital of $1.13 billion and was focused on investments across Asia. Mr. Ang was responsible for raising the fund with global investors and overseeing its investments of over fourteen assets. From February 2010 to December 2016, Mr. Ang served as the CEO and Executive Director of ARA Asset Management (Fortune) Pte. Ltd. (a subsidiary of the ARA Group), as the manager of Fortune Real Estate Investment Trust (“Fortune REIT”) with HK$36 billion of retail assets in Hong Kong. During his tenure at Fortune REIT, Mr. Ang was recognized as “Best CEO (Third)” and “Best CEO (First)” for Hong Kong in 2013 and 2014 respectively for successfully expanding Fortune REIT, by the Annual Best Managed Companies Poll by FinanceAsia. From March 2017 to July 2021, Mr. Ang served as CEO of Sasseur Asset Management Pte Ltd (SGX: CRPU), where he led the listing process for the initial public offering of Sasseur Real Estate Investment Trust (“Sasseur REIT”) (AUM US$1.2 billion) in March 2018. In 2019, under Mr. Ang’s leadership, Sasseur REIT was recognized as the “REIT of the Year” and “Best Retail REIT (platinum)” in Singapore. Mr. Ang was awarded “Best CEO (platinum)” in Singapore in 2019 and 2020 by The Fortune Times Award.

Mr. Ang currently holds various senior positions. Since January 2016, Mr. Ang has served as an independent director of Yong Tai Bhd, a property development company listed on Bursa Malaysia, the Malaysian stock exchange. Since April 2017, Mr. Ang has served as an independent director with Heatec Jietong Holding Ltd., a marine industry manufacturing and service company that is listed on the Singapore Exchange. From October 2022, Mr. Ang has also served as an independent director with EuroSport Global Limited, a distributor of ultra-luxury automobiles that is listed on the Singapore Exchange. Mr. Ang has represented his country as the Ambassador Extraordinary and Plenipotentiary of the Republic of Singapore to the Republic of Tunisia since September 2017. In that role he represents the interests of Singapore and helps to maintain the relations of amity and concord between the two countries. In December 2020, Mr. Ang began his position as a director at Truufin Pte. Ltd., where he provides guidance for the company in the Fintech industry. Mr. Ang has served as a director of Sinospring Venture Ltd. (Singapore) since May 2021 and as a director of GCIC Ltd since June 2021, both of which are consultancy services companies. In the education consultancy services industry, Mr. Ang has served as a director of ITE Education Services Pte. Ltd. since July 2021. Finally, Mr. Ang currently serves as the Chairman and director for RV SG Pte Ltd, a crowd funded real estate investment platform since November 2021, and as Chairman and director of Singapore Digital Exchange Pte. Ltd., a digital exchange of cryptocurrency and digital assets in Singapore since December 2021 and an Executive director of SquareDog Robotics Pte Ltd since December 2022.

Mr. Ang holds a Bachelor of Science in Mechanical Engineering degree with First Class Honors from the Imperial College of Science and Technology at the University of London. He also obtained an MBA degree and an International Directorship Certificate from INSEAD, France in and completed a Marketing Management Program at the Graduate School of Business at Stanford University.

Nicholas Khoo, our Chief Operating Officer’s diversified career spans over 20 years within the technology, gaming, fintech, real estate, and consulting industries. Since February 2017, Mr. Khoo has served as a director of AB&MEG Pte. Ltd., an accounting solutions company. In the financial services and consulting industry, Mr. Khoo has led Asia Pacific and Japan for Visa Inc’s Cybersource Managed Services from 2012 to 2017. In the real estate industry, Mr. Khoo has served as an independent director of Hatten Land Ltd. since January 2022. Mr. Khoo is a known figure in the esports and video games industry, serving as an advisor to the board of the Global Esports Federation. Mr. Khoo also serves as an investment committee member of the Tribeca Global SPAC Fund since September 2021. Since October 2021, he has also served as an Investment Committee Member of Global Fund, a sponsor affiliate. He is also an investment partner in the venture capital firm Cake Defi Ventures since February 2022. Mr. Khoo has experience in the public sector as he has served on various official boards and committees in Singapore including the Casino Regulatory Authority, National Crime Prevention Council, and the Internet and Media Advisory Committee. Mr. Khoo was the valedictorian when he graduated with a Master of Business Administration from Arcadia University.

Shan Cui, our Chief Financial Officer, has more than 20 years of financial management, consulting, and audit experience. Ms. Cui served as a director and audit committee chair of Venus Acquisition Corporation (NASDAQ: VENA), a special purpose acquisition company that closed its initial public offering in February 2021 and completed its acquisition of MicroAlgo Inc. in December 2022. From June 2020 to May 2021, Ms. Cui served as a director and audit committee chair of WiMi Hologram Cloud Inc. (NASDAQ: WIMI), a holographic cloud comprehensive technical solution provider. She also served as a director and audit chair for Addentax Group Corp. (OTCQB: ATGX), a garment manufacturer and logistics service provider based in China, from April 2020 to April 2021. From April 2019 to October 2019, Ms. Cui served as a director and audit committee chair for Greenland Acquisition Corporation, a special purpose acquisition company that closed its business combination with Zhongchai Holding (Hong Kong) Limited in October 2019, forming Greenland Technologies Holding Corporation (NASDAQ: GTEC). Since 2010, Ms. Cui has served as a Managing Director of Capital First International, which provides consulting services to SPAC, private equity, venture capital and growth companies. From February 2011 to February 2013, she served as chief financial officer at Lizhan Environmental Corporation, a then Nasdaq-listed company engaged in the manufacturing and distribution of green leather materials. From 2009 to 2010, she was the manager of planning and analysis for Greene, Tweed & Company, a manufacturer of high-performance engineering parts and products for the aerospace, oilfield, and semi-conductor industries. Prior to Greene, Tweed & Company, Ms. Cui served as a senior finance manager at Ikon Office Solutions from 2005 to 2008, group CFO of Invista from 2003 to 2004, manager of strategic planning and analysis for General Time Corporation from 1998 to 2001, and senior vice president for Seaboard Corporation from 1996 to 1998. Ms. Cui holds an MBA degree from Georgia State University in the United States and completed her undergraduate studies in English at Ocean University of China.

Stephen Drew serves as a non-independent member of our board of directors. Mr. Drew has 25 years of experience in private equity, investment banking, real estate, and Fintech-related businesses. Mr. Drew began his career at Wall Street firms Citigroup and Gruntal & Co. In the real estate financing and investing arena, Mr. Drew acted as the principal of Pinnacle Funding for over ten years, where he managed over 50 professional investors. Mr. Drew was also a member of Greenwich Realty Capital LLC from 2017 to 2019, where he managed commercial real estate development. From 2019 to 2020, Mr. Drew served as a Managing Member of Tribeca Realty Capital LLC, the US-based partner of a $27.5 billion asset manager based in Asia for equity investments and is responsible for successfully closing hundreds of millions in transactions. Since 2018, Mr. Drew has served as a Managing Partner of Global Fund LLC, a sponsor affiliate. Since 2021, Mr. Drew has also served as a Managing Partner of Tribeca Global SPAC Fund LLC where he is responsible for evaluating SPAC investment opportunities and raising capital from institutional and high net worth investors for the firm. Mr. Drew studied Finance at Central Connecticut State University.

Argon Lam Chun Win our independent director, currently serves as a Vice President of a leading fund management company granted the Type 4 and Type 9 license by the Hong Kong Securities and Futures Commission for holding customer assets and providing investment consultancy services. Mr. Lam brings a deep understanding of investment performance and has served as a Vice President of two additional leading fund management companies from 2016 to the present. He brings vast experience and a developed insight to serving the needs of customers seeking excellent investment performance. His expertise continues to serve the Company and its shareholders well.

Yang Kan Chong, our independent director, serves as a member of our board of directors and as Chairman of our compensation committee. Mr. Chong brings thirty years of expertise in the areas of energy, oil, gas, power, and infrastructure in the international arena. He is experienced in senior management positions in multi- and crossed- cultural environments. Mr. Chong holds a strong network of key contacts in the financial industry, and has accumulated extensive experience in treasury, financial management, and capital operation. Mr. Chong has previously served as Managing Director of Asia Petroleum Technology Pte Ltd, President and CEO of the U.S.-listed China New Energy Group Company, Group Deputy CEO of the Singapore-listed China EnerSave Limited, and several U.S. energy giants and Singapore Government-linked companies. From 2018 to 2019, Mr. Chong served as a director of China Star Food Group Ltd. Since 2016, Mr. Chong has acted as a Director of Sport Lifestyle Initiative Pte Ltd., a Singapore sport education company. Finally, since 2020, Mr. Chong works as an Investment Committee Member and Equity Partner of Global Fund LLC, a sponsor affiliate. He holds a Master of Science Degree (Mechanical Engineering) accredited by the National University of Singapore and a Bachelor of Engineering degree (Mechanical & Production) accredited by the University of Singapore.

Hai Chwee Chew, our independent director, serves as a member of our board of directors and as Chairman of our audit committee. Mr. Chew is an entrepreneur who has served in the positions of Independent Director, Executive Director, CFO, COO, and CEO in Asian and U.S. multi-national and local organizations. Mr. Chew’s career includes having held positions as Executive Director of United Fibre Systems Ltd listed in SGX (Singapore Exchange), Executive Director and CEO of NASDAQ listed Pacific Internet Ltd, and CEO of Bright Vision Community Hospital. He was also an Independent Director and Audit Chairman of The Stratech Group Ltd, a SGX listed company. Mr. Chew has also served as the CFO and Finance Director of KFC/Pizza Hut/Taco Bell Singapore, Delifrance Asia, Black and Decker Asia and Vickers Systems Ltd Asia Pacific. Mr. Chew’s entrepreneurial skills were highlighted in his successful founding of Silveray Pte Ltd in 2008, a wheelchair transportation company. Mr. Chew grew Silveray Pte Ltd from scratch to a current fleet size of 71 minibuses specializing in transporting people on wheelchairs, which he sold in November 2021. Mr. Chew is a member of Singapore Institute of Directors and Singapore Red Cross Fund-Raising Committee. He also serves as a District Councilor as well as Vice Chairman of Finance Committee of South West Central Development Committee (CDC), which serves the people in the Southwest Region of Singapore under the Mayor of SW CDC. He has previously served on the Council of

Singapore Red Cross and was the Chairman for Singapore’s Red Cross Committee for Humanitarian Assistance and International Relief (CHAIR), during which he was honored with the Singapore Red Cross Outstanding Service Award in Sept 2019 by the President of Singapore. He has also served on the Board of Ang Mo Kio (“AMK”)-Thye Hua Kwan (“THK”) Hospital, was a member of AMK-THK Medi-fund Committee, and a member of THK Moral Society audit committee. Since 2010, Mr. Chew has served as an independent director to Pacific Andes Resources Development Ltd. Since 2012, Mr. Chew has acted as an independent director and audit chair of the University of Las Vegas for their Singapore campus. Mr. Chew holds an MBA degree and a Bachelor of Science degree in Accounting, summa cum laude, from the University of South Alabama. He has completed an Executive Program at INSEAD, France for Global CFOs.

Jukka Rannila, our independent director serves as a member of our board of directors and audit committee. Mr. Rannila is a seasoned professional with vast experience in investment management and real estate. From 2013 to 2020 Mr. Rannila served as the Chairman of the board of directors of Berlin Invest 3 Oy, from 2012-2020 with Berlin Invest 2 Oy, and from 2011 to 2022 with Berlin Invest Oy, where he oversaw residential real estate portfolios. Mr. Rannila currently serves as a board member of the investment management company for the Berlin Invest Oy groups, Confido Kiinteistöhallinta Oy, where he oversees a residential real estate portfolio in Berlin, Germany. Similarly, since 2018, Mr. Rannila has acted as a member of the board of Assai Commercial Oy, where he oversees a commercial real estate portfolio in the greater Helsinki area. Since 2004, Mr. Rannila has acted as a board member and investment manager of Assai Oy, where he is responsible for the operations and investment portfolio of listed and non-listed companies in the family office. Since 2009, Mr. Rannila has acted as chairman of the board of Nosh Company Oy, where he co-directs a high growth fashion and design group of companies. Currently, Mr. Rannila also co-directs a high growth robotics company with international expansion, Trussmatic Oy. Similarly, since 2018, Mr. Rannila co-directs a high growth manufacturing group of companies through his director position with Tikli Group Oy. More recently, in 2021, Mr. Rannila manages all operations of Warp Bridge Oy, a SPV investing in a venture capital fund, as a Managing Director. Mr., Rannila studied at the University of Manchester in the Department of Accounting and Finance.

Number and Terms of Officers and Directors

We have six directors since the completion of our IPO. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Hai Chwee Chew and Jukka Rannila will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Stephen Drew, Lam Chun Wing, and Yang Kan Chong will expire at the second annual meeting of stockholders. The term of office of the third class director, consisting of Anthony Ang, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries, and such other offices as may be determined by the board of directors.

On October 24, 2022, Benny Kan resigned from the Board for personal reasons. Mr. Kan was an independent director and served on the Audit Committee of the Board. His resignation was effective on November 15, 2022. The Board named Argon Lam to serve as Director in the place of Mr. Kan. On January 12, 2023, our board of directors appointed Argon Lam, to serve as a member of both the Compensation Committee of the Board and the Audit Committee of the Board, effective immediately. On the same day, the Board also appointed Jukka Rannila to serve as a member of the Compensation Committee of the Board, effective immediately. On January 12, 2023, the Company issued a press release announcing the appointments of Argon Lam and Jukka Rannila to serve as members of the Compensation Committee, and the appointment of Argon Lam to serve as a member of the Audit Committee. A copy of the press release is attached to the Current Report on Form 8-K filed with the SEC on January 12, 2023 available at www.sec.gov.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Lam Chun Wing, Yang Kan Chong, Hai Chwee Chew, and Jukka Rannila are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Our audit and compensation committees are staffed with the following independent directors.

Standing Committees
Audit	Compensation
Argon Lam Chun Win	Argon Lam Chun Win
Hai Chwee Chew	Yang Kang Chong
Jukka Rannila	Jukka Rannila

Each of Messrs. Lam, Chew, Chong, and Rannila meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Audit Committee

We have established an audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that each of Messer Lam, Chew and Rannila, qualifies as an “Audit Committee Financial Expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	appointing, compensating, and overseeing our independent registered public accounting firm;

•	reviewing and approving the annual audit plan for the company;

•	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

•	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

establishing procedures for the receipt, retention, and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

•	monitoring our environmental sustainability and governance practices;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	approving audit and non-audit services provided by our independent registered public accounting firm;

•	discussing earnings press releases and financial information provided to analysts and rating agencies;

•	discussing with management our policies and practices with respect to risk assessment and risk management;

•

reviewing any material transaction between our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President; and

•

producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations. The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Compensation Committee

We have established a compensation committee of our board of directors as delineated above with independent directors. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving corporate goals and objectives relevant to our President’s compensation, evaluating our President’s performance in light of those goals and objectives, and setting our President’s compensation level based on this evaluation;

•

setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the company’s common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

•	making recommendations to the board of directors with respect to incentive compensation programs and equity-based plans that are subject to board approval;

•	approving any employment or severance agreements with our Section 16 Officers;

•	granting any awards under equity compensation plans and annual bonus plans to our President and the Section 16 Officers;

•	approving the compensation of our directors; and

•	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Corporate Governance and Nominating Committee

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Our independent directors will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

The primary function of the corporate governance and nominating committee include:

•	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

•	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

•	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

•	making recommendations to the board of directors with respect to the membership of the audit, compensation, and corporate governance and nominating committees;

•

overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

•	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

•	considering director nominees recommended by stockholders; and

•	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which is specified in the charter adopted by us, generally provides that person to be nominated:

•	should possess personal qualities and characteristics, accomplishments, and reputation in the business community;

•	should have current knowledge and contacts in the communities in which we do business and, in our industry, or other industries relevant to our business;

•	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

•	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

•

should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial, and responsive to our needs; and

•

should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board of directors to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Each year in connection with the nomination of candidates for election to the board of directors, the corporate governance and nominating committee will evaluate the background of each candidate, including candidates that may be submitted by our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers, and employees. We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.SEC.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

Conflicts of Interest

Subject to pre-existing fiduciary or contractual duties as described below, our officers and directors have agreed to present any business opportunities presented to them in their capacity as a director or officer of our company to us. Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors may become officers or directors of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even prior to us entering into a definitive agreement for our initial business combination. Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares, placement shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and placement shares held by them if we fail to consummate our initial business combination within 12 months from the closing of this offering (or up to 21 months by depositing into the trust account for each one-month extension $264,000, or $303,600 if the underwriters’ over-allotment option is exercised in full ($0.033 per unit in either case), or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the placement units held in the trust account will be used to fund the redemption of our public shares, and the placement securities will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier to occur of: (A) twelve months after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the reported last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, right issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least six months after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the placement units, placement shares and placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•

Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such working capital loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

The conflicts described above may not be resolved in our favor. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Entity’s Business	Affiliation
Anthony Ang	Ministry of Foreign Affairs, Government of Singapore	Representations of the Interests of the Republic of Singapore	Ambassador Extraordinary and Plenipotentiary

	Yong Tai Bhd.	Property Development	Director

	Heatec Jietong Holding Ltd.	Manufacturing and Services, Marine Industry	Director

	Better World Asset Management Ltd.	Management Consultancy Services	Director

	Sinospring Venture Ltd.	Management Consultancy Services	Director

	GCIC Ltd.	Management Consultancy Services	Director

	Seascape Investments Pte. Ltd.	Management Consultancy Services	Director

	ITE Education Services Pte. Ltd.	Education Consultancy Services	Director

	Truufin Pte. Ltd.	Fintech	Director

	RV SG Pte Ltd.	Real Estate Fund Management	Chairman of the Board

	Singapore Digital Exchange Pte Ltd.	Digital Exchange	Chairman of the Board

	Imperiale Investment Holdings Ltd.	Investment Holdings	Director

Nicholas Khoo	AB&MEG PTE. Ltd.	Accounting	Director

	BIGMIND PTE. Ltd.	Consulting	Director

	COMEBACK PTE. Ltd.	Counseling Services	Director

	KHOO CAP ONE PTE. Ltd.	Consulting	Director

	KHOO CAP TWO PTE. Ltd.	Investment	Director

	KHOO CAP THREE PTE. Ltd.	Investment	Director

Casino Regulatory Authority		Statutory Board	Board Member

Cake Defi Ventures		Venture Capital	Partner

	Amdon Consulting Pte Ltd.	Consulting	Director

	Electronic Sports Pte Ltd.	Video Games	Director

	Khoo Tech	Consulting	Sole Proprietor

	Hatten Land Ltd.	Real Estate	Independent Director

Stephen Drew	Tribeca Global SPAC Fund LLC	Finance	Managing Partner

	Global Fund LLC	Finance	Managing Partner

Kan Mun Wai Benny	A.D. VENTURE	Venture Capital	Director

	Tribeca Global SPAC Fund IV LLC	Investments	Investment Committee Member

Yang Kan Chong	Global Fund LLC	Finance	Director

	Sport Lifestyle	Sport Education	Director

	Tribeca Global SPAC Fund IV LLC	Investments	Investment Committee Member

Hai Chwee Chew	Surecanlah	Consultancy/Investment	CEO/Director

	Pacific Andes Resources Dept.	Global Supply/Fishing	Director

	University of Las Vegas, Singapore	Education	Director

Jukka Rannila	Assai Oy	Investments	Director

	Nosh Company Oy	Fashion and Design	Chairman of the Board

	Tikli Group Oy	Manufacturing	Director

	Warp Bridge Oy	Investments	Director

	Confido Kiinteistöhallinta Oy	Residential Real Estate Investments	Director

	Trussmatic Oy	Robotics	Director

	Assai Commercial Oy	Commercial Real Estate	Director

Shan Cui	Venus Acquisition Corp.	SPAC	Director

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.
(2)

Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

Accordingly, if any of the above executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view. In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares or placement shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. We may pay consulting, finder or success fees to our initial stockholders, officers, directors, or their affiliates for assisting us in consummating our initial business combination. In addition, our initial stockholders, executive officers, and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC. Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of the date this Annual Report, and as adjusted to reflect the sale of our Class A common stock offered by our IPO by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of common stock; and

•	all our executive officers and directors as a group.

As of December 31, 2022, there were 12,113,225 shares of common stock issued and outstanding, consisting of 9,200,000 shares of Company’s redeemable Class A common stock, 613, 225 shares of Company’s non-redeemable Class A common stock, and 2,300,000 shares of Class B common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock(2)
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock

Global Star Acquisition 1 LLC (1)(2)	498,225	5.07%	1,800,000	78.26%	18.97%
Anthony Ang (1) (2)	—	—	300,000	13.04%	2.47%
cholas Khoo (2)	—	—	50,000	2.17%	*
Shan Cui (2)	—	—	50,000	2.17%	*
Stephen Drew (2)	—	—	20,000	*	*
Argon Lam Chun Win	—	—	20,000	*	*
Yang Kan Chong			20,000	*
Hai Chwee Chew	—	—	20,000	*	*
Jukka Rannila			20,000	*
All directors and executive officers as a group (8 individuals)	0	0%	500,000	21.73%	4.12%
Other 5% Stockholders
KARPUS INVESTMENT MANAGEMENT (3)	768,975	7.83%	—	—	6.34%
SHAOLIN CAPITAL MANAGEMENT LLC (4)	500,000	5.09%	—	—	4.12%
ARISTERIA CAPITAL, LLC (5)	500,000	5.09%	—	—	4.12%
POLAR ASSET MANAGEMENT PARTNERS INC. (6)	750,000	7.64%	—	—	6.19%
SPACE SUMMIT CAPITAL LLC (7)	775,468	7.90%	—	—	6.4%
FEIS EQUITIES LLC (8)	399,375	4.06%	—	—	3.29%

(1) Global Star Investment LLC, our sponsor, is the record holder of the securities reported herein. Anthony Ang, our Chairman and Chief Executive Officer, is the director and majority owner of our sponsor. By virtue of this relationship, Mr. Ang may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Ang disclaims any such beneficial ownership except to the extent of his pecuniary interest. The business address of each of these entities and individuals is 1641 International Drive, Unit 208, McLean, VA.

(2) Interests shown consist solely of founder shares, classified as shares of Class B common stock, as well as placement shares after the IPO. Founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3) Based on a Schedule 13GA filed on February 14, 2023, by Karpus Management, Inc., d/b/a Karpus Investment Management, a corporation formed under the laws of New York. The address of the business office of the Reporting Persons is 183 Sully’s Trail, Pittsford, New York 14534.

(4) Based on a Schedule 13G filed on February 14, 2022, by Shaolin Capital Management LLC, a company incorporated under the laws of the State of Delaware. The address of the business office of the Reporting Persons is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(5) Based on a Schedule 13G filed on February 13, 2023, by Aristeria Capital LLC, a Delaware limited liability company. The address of the business office of the Reporting Persons is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(6) Based on a Schedule 13G filed on February 10, 2023, by POLAR ASSET MANAGEMENT PARTNERS INC. a company incorporated under the laws of Ontario, Canada. The address of the business office of the Reporting Persons is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7) Based on a Schedule 13G/A filed on February 8, 2023, by Space Summit Capital LLC, a Delaware limited liability company amending the 13G it filed on September 21, 2022. The address of the business office of the 15455 Albright Street, Pacific Palisades, CA 90272.

(8) Based on a Schedule 13G/A filed on January 31, 2023, by Feis Equity LLC and Lawrence M. Feis. The address of the Reporting Persons is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

The holders of the founder shares have agreed (a) to vote any founder shares owned by it in favor of any proposed business combination and (b) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2021, the Sponsor agreed to purchase 2,300,000 shares of the Company’s Common stock (the “Founder Shares”) for $25,000. On February 14, 2022, the Sponsor received the 2,875,000 shares and paid the Company $25,000 in full satisfaction of the outstanding receivable. The Founder Shares include an aggregate of up to 300,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (see Note 8). In accordance with ASC 505, “Equity”, all shares, and the associated amounts have been retroactively restated to account for this share issuance. On April 5, 2022, the Sponsor transferred 500,000 founder shares to the Company’s officers and directors. On July 26, 2022, the Sponsor surrendered 575,000 founder shares to the Company for cancellation, for no consideration. All share amounts have been retroactively restated to reflect this surrender.

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

The Sponsor and each Insider agrees that (i) 50% of the Founder Shares (or shares of Common Stock issuable upon conversion thereof) will not be transferred, assigned or sold until the earlier of (A) six months after the date of the consummation of the Company’s initial business combination and (B) the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination and (i) the remaining 50% of the Founder Shares (or shares of Common Stock issuable upon conversion thereof) will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of the Company’s initial business combination. On September 19, 2022, the Sponsor transferred 400,000 shares to the Company’s three officers and 100,000 shares to the Company’s six directors.

Due to Related Party

Prior to September 30, 2022, and in connection with the close of the overallotment on October 4, 2022, the Company received $112,250 which should have been deposited into the Sponsor’s bank account. The amount was transferred to the Trust Account subsequent to quarter end.

At the close of the Initial Public Offering, a related party deposited $25,000 greater than the agreed upon initial investment. The Company repaid this amount in full, and no balance related to this transaction was outstanding as of December 31, 2022 and 2021.

Due from Sponsor

On September 22, 2022, a portion of the Initial Public Offering proceeds totaling $1,320,903 was deposited into the Sponsor’s bank account. The Sponsor transferred $1,310,373, which excludes a portion to pay down the Promissory Note (discussed below), to the Company on September 27, 2022. As of December 31, 2022, the outstanding balance due to the Sponsor was $15,094. As of December 31, 2021, the outstanding balance due from the Sponsor was $25,000.

Promissory Note — Related Party

On February 14, 2022, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. Upon closing of the Initial Public Offering, the Company repaid the outstanding balance in full. As of December 31, 2022 and 2021, there was no balance outstanding.

Advances From Related Party

The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. Upon close of the Offering, the Company repaid the outstanding balance of $119,720 in full. As of December 31, 2022 and 2021, the balance was $0 and $42,384.

Related Party-Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there was no balance outstanding.

Administrative Support Agreement

Our Sponsor will make available, or cause to be made available, to the Company, or any successor location of Global Star Acquisition 1, certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. In exchange therefor, the Company shall pay our Sponsor the sum of $10,000 per month on the Initial Public Offering date and continuing monthly thereafter until the Termination Date. For the year ended December 31, 2022 and 2021, the Company recorded $32,000 and $0, respectively, of expenses pursuant to this agreement. As of December 31, 2022 and 2021, there was no balance outstanding.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Accounting for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees of Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC for the period ended December 31, 2022 and 2021, totaled approximately $131,540 and $0, respectively. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period ended from inception to December 31, 2022 and 2021, we did not pay Marcum LLP any audit-related fees.

Tax Fees. We did not pay for tax return services, planning and tax advice for the period from inception to December 31, 2022.

All Other Fees. We did not pay Marcum LLP for any services for the period from inception to December 31, 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits:

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 19, 2022, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein. (2)

3.1	Amended and Restated Certificate of Incorporation, dated September 19, 2022. (2)

3.3	By Laws (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Class A Common Stock Certificate (1)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4) (1)

4.4	Warrant Agreement dated September 22, 2022, between the Company and Continental Stock Transfer & Trust Company (2)

4.5	Description of Registered Securities *

10.1	Letter Agreement dated September 22, 2022, among the Company, EF Hutton, division of Benchmark Investments, LLC and each of the executive officers and directors of the Company (2)

10.2	Amended and Restated Promissory Note, dated September 1, 2022, issued to Global Stare Acquisition 1 LLC (1)

10.3	Investment Management Trust Agreement dated September 22, 2022 between the Company and Continental Stock Transfer & Trust Company (2)

10.4	Registration Rights Agreement dated September 22, 2022, [by and] among the Company and certain securityholders (2)

10.5	Administrative Support Agreement, dated February 18, 2022, [by and] between the Company and Global Star Acquisition 1 LLC (2)

10.6	Placement Unit Purchase Agreement dated February 18, 2022, [by and] between the Company and the Sponsor (2)

10.7	Form of Indemnity Agreement (2)

10.8	Securities Subscription Agreement dated February 14, 2022, [by and] between the Registrant and Global Link Investment LLC (1)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on September 13, 2022.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 22, 2022.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of May 2023.

GLOBAL STAR ACQUISITION, INC.

By:	/s/ Anthony Ang
Anthony Ang
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Anthony Ang	Chief Executive Officer	May 25, 2023
Anthony Ang	(Principal Executive Officer)

/s/ Shan Cui	Chief Financial Officer	May 25, 2023
Shan Cui	(Principal Financial Officer)

GLOBAL STAR ACQUISITION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Global Star Acquisition Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Global Star Acquisition Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the two years ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements presents fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plans are dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of its uncertainty.
Basis for Opinion
The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/
Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2021.
New York
May 2
5
, 2023

GLOBAL STAR ACQUISITION, INC.
BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Cash	$877,560	$—
Prepaid expenses	—	25,071
Other current assets	231,528	—
Due from Sponsor	—	25,000

Total Current Assets	1,109,088	50,071
Investments held in the Trust Account	95,134,678	—
Deferred offering costs	—	31,000
Other assets	49,526	—

Total Assets	$96,293,292	81,071

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$184,204	$—
Accrued offering costs	67,414	15,000
Accrued franchise tax payable	201,596	1,596
Advances from related party	—	42,384
Due to Sponsor	15,094	—
Accrued Income Taxes	135,321	—

Total Current Liabilities	603,629	58,980
Deferred underwriting commission	3,220,000	—

Total liabilities	3,823,629	58,980

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption at redemption value; 9,200,000 shares ($10.30 per share)	94,797,761	—
Stockholders’ (deficit) equity:
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 613,225 shares issued and outstanding (excluding 9,200,000 and 0 shares , respectively, subject to possible redemption )	62	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,300,000 shares issued and outstanding (1)(2)	230	230
Additional paid-in capital	—	24,770
Accumulated deficit	(2,328,390)	(2,909)
Total Stockholders’ (Deficit) Equity	(2,328,098)	22,091

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity	$96,293,292	$81,071

(1)	Shares and the associated amounts have been retroactively restated to account for the share issuance on February 14, 2022 as discussed in Note 5.
(2)
On July 26, 2022, the Sponsor surrendered and forfeited 575,000 founder shares for no consideration following which the Sponsor holds 2,300,000 founder shares. All share amounts have been retroactively restated to reflect this surrender as discussed in Note 5.

The accompanying notes are an integral part of these financial statements

GLOBAL STAR ACQUISITION, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2022	2021
OPERATING EXPENSES
Administration fee - related party	$32,000	$—
General and administrative	515,868	1,699

TOTAL OPERATING EXPENSES	547,868	1,699
OTHER INCOME
Income earned on Investments held in Trust Account	844,178	—
Interest income	206	—
Change in fair value of over-allotment liability	7,619	—

TOTAL OTHER INCOME	852,003	—

Income (loss) before provision for income taxes	304,135	(1,699)

Provision for income taxes	135,321	—

Net income (loss)	$168,814	$(1,699)

Weighted average number of shares of redeemable Class A common stock outstanding, basic and diluted	2,481,096	—

Basic and diluted net income (loss) per share of redeemable Class A common stock	$0.04	$—
Weighted average number of shares of non-redeemable Class A and B common stock outstanding, basic and diluted (1)(2)	2,238,462	2,000,000
Basic and diluted net income (loss) per share of Class B common stock	$0.04	$(0.00)

(1)	Shares and the associated amounts have been retroactively restated to account for the share issuance on February 14, 2022 as discussed in Note 5.
(2)
On July 26, 2022, the Sponsor surrendered and forfeited 575,000 founder shares for no consideration following which the Sponsor holds 2,300,000 founder shares. All share amounts have been retroactively restated to reflect this surrender as discussed in Note 5.

The accompanying notes are an integral part of these financial statements

GLOBAL STAR ACQUISITION, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A		Class B		Additional
	Common Stock		Common Stock (1)(2)(3)		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of January 1, 2021	—	$—	2,300,000	$230	$24,770	$(1,210)	$23,790
Net loss	—	—	—	—	—	(1,699)	(1,699)
Balance as of December 31, 2021	—	—	2,300,000	230	24,770	(2,909)	22,091
Sale of Units in Public Offering, net of offering costs	—	—	—	—	436,226	—	436,226
Proceeds from Private Placement Units, net of offering costs	498,225	50	—	—	4,952,607	—	4,952,607
Proceeds from Sale of Rights, net of costs	—	—	—	—	61,072	—	61,072
Class A common stock issued to representative	115,000	12	—	—	79,338	—	79,350
Remeasurement adjustment of Class A ordinary shares to redemption value	—	—	—	—	(5,554,013)	(2,494,295)	(8,048,308)
Net income	—	—	—	—	—	168,814	168,814

Balance as of December 31, 2022	613,225	$62	2,300,000	$230	$—	$(2,328,390)	$(2,328,098)

(1)	Includes an aggregate of up to 300,000 shares of Class B common stock subject to forfeiture if the over- allotment option is not exercised in full or in part by the underwriters (see Note 5).
(2)	Shares and the associated amounts have been retroactively restated to account for the share issuance on February 14, 2022 as discussed in Note 5.
(3)
On July 26, 2022, the Sponsor surrendered and forfeited 575,000 founder shares for no consideration following which the Sponsor holds 2,300,000 founder shares. All share amounts have been retroactively restated to reflect this surrender as discussed in Note 5.

The accompanying notes are an integral part of these financial statements

GLOBAL STAR ACQUISITION, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2022	December 31, 2021
Cash Flows From Operating Activities:
Net income (loss)	$168,814	$(1,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on Investments held in Trust Account	(844,178)	—
Change in fair value of overallotment liability	(7,619)	—
Changes in operating assets and liabilities:
Prepaid expenses	25,071	(25,046)
Other current assets	(231,528)	—
Other assets	(49,526)	—
Accounts payable and accrued expenses	184,204	1,089
Accrued income taxes	135,321	—
Accrued franchise tax payable	200,000	—
Advances from related party	(42,384)	41,656

Net cash (used in) provided by Operating Activities	(461,825)	16,000
Cash Flows From Investing Activities:
Cash deposited into Trust Account	(94,300,000)	—

Net Cash u sed i n Investing Activities	(94,300,000)	—
Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering	92,000,000	—
Proceeds from sale of Private Placement Warrants	4,982,250	—
Payment of underwriter discounts and commissions	(920,000)	—
Proceeds from sponsor	25,000	—
Proceeds from sponsor note	185,000	—
Repayment of sponsor note	(185,000)	—
Due from Sponsor	15,094	—
Payment of offering costs	(462,959)	(16,000)

Net cash provided by (used in) Financing Activities	95,639,385	(16,000)
Net change in cash	877,560	—
Cash at beginning of period	—	—

Cash at end of period	$877,560	$—
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$52,414	$15,000
Deferred underwriting costs	$3,220,000	$—
Class A Ordinary Shares remeasurement to redemption value	$8,048,308	$—
The accompanying notes are an integral part of these financial statements

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS
Note 1— Description of Organization and Business Operations and Going Concern
Global Star Acquisition, Inc. (the “Company”) is a blank check company incorporated in the State of Delaware on July 24, 2019, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which we refer to as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to the initial public offering and the completion of its initial Business Combination. We have not selected any specific business combination target.
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from July 24, 2019 (inception) through December 31, 2022, relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Global Star Acquisition 1 LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 19, 2022.
On September 22, 2022, the Company consummated its initial public offering (the “IPO”) of 8,000,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and one Right, with each Right entitling the holder to receive one-tenth
of one share of Class A Common Stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,000,000. On October 4, 2022, the Company closed on the over-allotment through the sale of 1,200,000 Units at a purchase of $10.00 per share for gross proceeds of approximately $12.0 million.
Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 456,225 units (the “Private Placement Units”) to Global Star Acquisition 1 LLC, the sponsor of the Company (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,562,250 (the “Private Placement”) (see Note 4).
On October 4, 2022, the Company consummated the closing of the sale of 1,200,000 additional units at a price of $10 per unit upon receiving notice of the underwriters’ election to exercise their overallotment option generating additional gross proceeds of 12.0 million. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 42,000 Private Placement Units to the Sponsor, generating gross proceeds of $420,000.
As of December 31, 2022, transaction costs amounted to $4,788,510 consisting of
$
920,000
 of underwriting fees (net of underwriter reimbursements), $
3,220,000 of deferred underwriting fees payable
,
which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $648,510 of other offering costs related to the Initial Public Offering. The underwriters were also issued 115,000 shares of Class A common stock as representative shares, in connection with the IPO. Upon close of the Initial Public Offering, the Company recorded additional issuance costs of $
79,338, the grant date fair value of the shares, with an offset to additional paid-in
capital. As described in Note 6, the $3,220,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 12 months (or up to 21 months from the closing of the IPO at the election of the company in nine one-month
extensions) from the closing of the Initial Public Offering.
Nasdaq rules provide that at least 90% of the gross proceeds from the IPO and the sale of the placement units be deposited in a trust account. Of the net proceeds of the IPO and the sale of the placement units, $94,300,000, $10.25 per unit, was placed into a trust account in the United States with Continental Stock Transfer & Trust Company acting as trustee and Morgan Stanley Wealth Management acting as investment manager. These proceeds include $3,220,000 in deferred underwriting commissions.
The proceeds in the trust account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1— Description of Organization and Business Operations and Going Concern (Continued)

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
The Company will have until September 22, 2023, to consummate a Business Combination. If we do not complete our initial business combination within 12 months from the closing of the IPO (or up to 21 months by depositing into the trust account for each one-month
extension $303,600 because the underwriters’ over-allotment option was exercised in full ($0.033 per unit), or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination within 12 months from the closing of the IPO (or up to 21 months by depositing into the trust account for each one-month
extension $303,600 because the underwriters’ over-allotment option was exercised in full ($0.033 per unit), or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 12th month (or up to 21 months from the closing of the IPO at the election of the Company in nine separate one month extensions subject to satisfaction of certain conditions, including the deposit of up to $303,600 because the underwriters’ over-allotment option was exercised in full ($0.033 per unit) for each one-month
extension, into the trust account, or as extended by the Company’s stockholders in accordance with our certificate of incorporation) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than the independent public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.25 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1—Going Concern Considerations, Liquidity and Capital Resources
As of December 31, 2022, the Company had cash of
$877,560

and $95,134,678 of Investments in Trust Account to be used for its Business Combination or to repurchase or redeem Public Shares in connection therewith.
The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors, the Sponsor or their affiliates may, but are not obligated to loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or 12 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if the Company extends the period of time to consummate a Business Combination).
However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, or if the Company’s shareholders approve an extension to the mandatory liquidation date beyond 21 months from the closing of the Public Offering, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company does not complete a Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.
If the Company does not consummate a Business Combination by 12 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if the Company extends the period of time to consummate a Business Combination), there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after 12 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if the Company extends the period of time to consummate a Business Combination). The financial statements do not include any adjustment that might be necessary, if the Company is unable to continue as a going concern.
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
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $877,560 in cash and no cash equivalents as of December 31, 2022.
Cash and Marketable Securities Held in Trust Account
As of December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds. As of December 31, 2022, the balance in the Trust Account was $95,134,678. The Company’s portfolio of investments held in the Trust Account is comprised of cash and U.S. treasury bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in Income earned on Investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “
Expenses of Offering
.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Offering costs, including underwriter fees, associated with the Units were allocated between temporary equity and the Public Warrants and the Public Rights by the relative fair value method. Offering costs of $648,510 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. The Company issued 115,000 shares of Class A Common Stock to the representative of the underwriter for services related to the Initial Public Offering. The shares have a grant date fair value of $79,338.

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “
Distinguishing Liabilities from Equity
”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, on December 31, 2022, the 9,200,000 Class A common stock subject to possible redemption in the amount of $94,797,761 is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit of approximately $8.1 million.
At December 31, 2022, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$80,000,000
Transaction costs allocated to Class A common stock	(4,184,017)
Proceeds allocated to Public Rights and Warrants	(456,000)
Accretion of carrying value to redemption value	6,640,017
Class A common stock subject to possible redemption — September 22, 2022	82,000,000
Proceeds	12,000,000
Transaction costs allocated to the Class A common stock	(542,130)
Proceeds allocated to the Public Rights and Warrants	(68,400)
Accretion of carrying value to redemption value	1,408,291
Class A common stock subject to possible redemption — December 31, 2022	94,797,761

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “
Income Taxes
,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2022 and 2021, the Company had a full valuation allowance against the deferred tax assets.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 202
2
and 2021, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
New Law and Changes
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

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. The cash at bank is $877,560 as of December 31 2022.
Net Income (Loss) Per Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class
method in calculating income (loss0 per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and
(ii) Private Placement, as there are based on an uncertain future event. As a result, diluted income (loss) per share is the same as basic earnings (loss) per share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Year Ended		Year Ended
	December 31, 2022		December 31, 2021
	Non-redeemable		Redeemable Class A and B
	Class A	Class B	Class A	Class B
Numerator: Basic and diluted net income (loss) per share of common stock
Allocation of net income (loss)	$88,746	$80,068	—	$(1,699)
Denominator: Basic and diluted weighted average shares outstanding	2,481,096	2,238,462	—	2,000,000
Basic and diluted income (loss) per share of common stock	$0.04	$0.04	(0.00)	$(0.00)

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS

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
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “
Fair Value Measurements and Disclosures,”
approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.
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
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. The Company recognizes all forms of stock-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. The Founder Shares were granted subject to certain performance conditions: the occurrence of a Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance conditions are probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation expenses are included in general and administrative expenses in the statement of operations. Stock-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid in capital. On April 5, 2022, the date the founder shares were granted, the aggregate fair value was $1,150,000.
Recently Issued Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“
Debt -Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020- 06”)”
, which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
upon on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 8,000,000 Units at a price of $10.00 per Unit generating gross proceeds of $80,000,000. Each Unit consists of one share of Common stock, one redeemable warrant (“Public Warrant”) and one right (“Public Right). Each whole Public Warrant will entitle the holder to purchase one share of Common stock at a price of $11.50 per share, subject to adjustment (see Note 7). Each Public Right entitles the holder to receive one-tenth
of one share of Common Stock upon the consummation of the business combination. On October 4, 2022, the Company consummated the closing of the sale of 1,200,000 additional units at a price of $10 per unit upon receiving notice of the underwriters’ election to exercise their overallotment option generating additional gross proceeds of $12.0 million and incurred additional offering costs of $412,500 in underwriting fees, of which $262,500 are for deferred underwriting commissions.

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 456,225 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company in the amount of $4,562,250. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 42,000 Private Placement Units to the Sponsor, generating gross proceeds of $420,000.
The proceeds from the sale of the Placement Units will be added to the net proceeds from the Public Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Public Offering, except for the placement warrants (“Placement Warrants”), as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law
) and the Placement Warrants and the rights underlying the Placement Units (“Private Rights”) will expire worthless.

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5 — Related Party Transactions

Class B Common Stock
During the year ended December 31, 2021, the Sponsor agreed to purchase 2,300,000 shares of the Company’s Common stock (the “Founder Shares”) for $25,000. On February 14, 2022, the Sponsor received the 2,875,000 shares and paid the Company $25,000 in full satisfaction of the outstanding receivable. The Founder Shares include an aggregate of up to 300,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (see Note 8). In accordance with ASC 505, “Equity”, all shares, and the associated amounts have been retroactively restated to account for this share issuance. On April 5, 2022, the Sponsor transferred 500,000 founder shares to the Company’s officers and directors. On July 26, 2022, the Sponsor surrendered 575,000 founder shares to the Company for cancellation, for no consideration. All share amounts have been retroactively restated to reflect this surrender.
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
Due to Related Party
Prior to September 30, 2022, and in connection with the close of the overallotment on October 4, 2022, the Company received $112,250 which should have been deposited into the Sponsor’s bank account. The amount was transferred to the Trust Account subsequent to quarter end.
At the close of the Initial Public Offering, a related party deposited $25,000 greater than the agreed upon initial investment. The Company repaid this amount in full, and no balance related to this transaction was outstanding as of December

31, 2022 and 2021
.
Due
to/
from Sponsor
On September 22, 2022, a portion of the Initial Public Offering proceeds totaling $1,320,903 was deposited into the Sponsor’s bank account. The Sponsor transferred $1,310,373, which excludes a portion to pay down the Promissory Note (discussed below), to the Company on September 27, 2022. As of December 31, 2022
, the outstanding balance due to the Sponsor was $15,094. As of December 31,

2021, the outstanding balance due from the Sponsor was $25,000.
Promissory Note — Related Party
On February 14, 2022, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. Upon closing of the Initial Public Offering, the Company repaid the outstanding balance in full. As of December 31, 2022 and 2021, there was no balance outstanding.
Advances From Related Party
The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest
bearing. Upon close of the Offering, the Company repaid the outstanding balance of $119,720 in full. As of December 31, 2022 and 2021, the balance was $0 and $42,384.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there was no balance outstanding.

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement
Our Sponsor will make available, or cause to be made available, to the Company, or any successor location of Global Star Acquisition 1, certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. In exchange therefore
, the Company shall pay our Sponsor the sum of $10,000 per month on the Initial Public Offering date and continuing monthly thereafter until the Termination Date. For the year ended December 31, 2022 and 2021, the Company recorded $32,000 and $0, respectively, of expenses pursuant to this agreement. As of
December
31, 2022 and 2021, there was no balance outstanding.

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS

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
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of Initial Public Offering to purchase up to 1,200,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 4, 2022, the Company consummated the closing of the sale of 1,200,000 additional units at a price of $10 per unit upon receiving notice of the underwriters’ election to exercise their overallotment option generating additional gross proceeds of $12.0 million and incurred additional offering costs of $412,500 in underwriting fees, of which $262,500 are for deferred underwriting commissions. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 42,000 Private Placement Units to the Sponsor, generating gross proceeds of $420,000.
The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $1,840,000, upon the closing of the Initial Public Offering.
The underwriters reimbursed $920,000 to the Company for certain expenses in connection with the IPO.
In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $3,220,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
The underwriters were also issued 115,000 of Class A common stock as representative shares, in connection with our IPO. The Representative Shares have been deemed compensation by FINRA and the lock up period expired on March 19, 2023. As of the review period ending December 31, 2022, the Company recorded additional issuance costs of $79,338, the grant date fair value of the shares, with an offset to additional paid-in
capital.

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7 — Stockholders’ Equity (Deficit)

Preferred Stock —
The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2022 and 2021, there were no preferred shares issued or outstanding.
Class
 A Common Stock —
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 613,225 and 0 shares of Class A Common Stock issued and outstanding, excluding 9,200,000 shares of Class A Common Stock subject to possible redemption.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 2,300,000 shares of Class B common stock issued and outstanding.
Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholder agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of our IPO.
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
Only holders of the Common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholder agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of our IPO.
Warrants
— Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7 — Stockholders’ Equity (Deficit) (Continued)

Redemption of Warrants When the Price per Share of Class
 A Common Stock Equals or Exceeds $18.00
— Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.
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
Rights
— Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth
(1/10) of one share of Class A common stock upon consummation of the initial business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of United States law.
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

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements

The Public Warrants were valued at $0.05 per warrant at the Initial Public Offering. Significant inputs included a risk free rate of 3.74%, volatility of 1.5%, probability of business combination of 7%, dividend of $0 and life of 5.88 years.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:
Schedule of Fair Value Hierarchy for Assets and Liabilities Measured at Fair Value on a Recurring basis.

Description	Level	December 31, 2022
Assets:
Cash in the Trust Account	1	$95,134,678

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. TAXES

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
U.S. federal statutory rate	21.0%	0.0%
Change in Fair Value of Warrants	(0.5)%	0.0%
Valuation allowance	24.0%	0.0%

Income tax provision	44.5%	0.0%

Below is breakdown of the income tax provision.

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Federal
Current	$135,321	$—
Deferred	(73,052)	—
State and local
Current	—	—
Deferred	—	—

Change in valuation allowance	73,052	—

Total tax provision	$135,321	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $
73,052.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2022	2021
Deferred tax assets:
Start up costs	$73,052	$—

Total deferred tax assets	71,302	73,052

Valuation Allowance	(73,052)	—

Net deferred tax asset	$—	$—

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS

Note
10
 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the financial statements.