Form 10-Q
period 2023-03-31
Global Star Acquisition Inc.
filed 2023-06-29
CIK 1922331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-41506

GLOBAL STAR ACQUISITION INC.
(Exact name of registrant as specified in its charter)

Delaware	84-2508938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1641 International Drive Unit 208 McLean VA	22102
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (03)
790-0717
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common Stock, one Redeemable Warrant, and one Right	GLSTU	The Nasdaq Stock Market LLC
Class A Common Stock, $0.0001 par value per share	GLST	The Nasdaq Stock Market LLC
Redeemable Warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	GLSTW	The Nasdaq Stock Market LLC
Rights, exchangeable into one-tenth of one share of Class A common Stock	GLSTR	The Nasdaq Stock Market LLC
As of June 2
8
, 2023, there were 9,200,000 shares of the Company’s redeemable Class A Common Stock and 613,225 shares of the Company’s non-redeemable
Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,300,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

GLOBAL STAR ACQUISITION INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. These factors include but are not limited to the “Summary Risk Factors” and “Risk Factors” described herein.

You should read the matters described and incorporated by reference in “Summary Risk Factors” and “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

Forward-looking statements speak only as of the date of this Report or the date of any document incorporated by reference in this Report, as applicable. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

•	our ability to realize anticipated benefits of the business combination, and unanticipated expenses or delays in connection with the business combination;

•

if we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

•

past performance by our sponsor and our management team including their affiliates and including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

•

our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

•	we may not be able to complete our initial business combination in the prescribed time frame;

•	your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•

our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination. We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate;

•

we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption. The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;

ii

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•

Our sponsor paid an aggregate of $25,000, or approximately $0.009 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of the shares of our Class A common stock;

•

Since our sponsor paid only approximately $0.009 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination.

•

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

•

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

•	Other risk factors included under “Risk Factors” in our latest Annual Report on Form 10-K and set forth below under “Risk Factors”.

iii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
GLOBAL STAR ACQUISITION INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	202 3	2022
	(unaudited)
ASSETS

Cash	$567,864	$877,560
Other current assets	203,081	231,528

Total Current Assets	770,945	1,109,088
Investments held in the Trust Account	96,144,105	95,134,678
Other assets	—	49,526

Total Assets	$96,915,050	$96,293,292

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$139,090	$184,204
Accrued offering costs	67,414	67,414
Accrued franchise tax payable	251,596	201,596
Due to Sponsor	15,094	15,094
Accrued Income Taxes	336,815	135,321

Total Current Liabilities	810,009	603,629
Deferred underwriting commission	3,220,000	3,220,000

Total liabilities	4,030,009	3,823,629

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption at redemption value; 9,200,000 shares ($10.39 and $10.30 per share) at March 31, 2023 and December 31, 2022 respectively	95,555,694	94,797,761
Stockholders’ deficit:
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 613,225 shares issued and outstanding (excluding 9,200,000 subject to possible redemption)	62	62
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,300,000 shares issued and outstanding	230	230
Additional paid-in capital	—	—
Accumulated deficit	(2,670,945)	(2,328,390)

Total Stockholders’ Deficit	(2,670,653)	(2,328,098)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$96,915,050	$96,293,292

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBAL STAR ACQUISITION INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
OPERATING EXPENSES
Administration fee - related party	$30,000	$—
General and administrative	362,625	708

TOTAL OPERATING EXPENSES	392,625	708

OTHER INCOME
Income earned on Investments held in Trust Account	1,009,427	—
Interest income	70	—

TOTAL OTHER INCOME	1,009,497	—

Income (loss) before provision for income taxes	616,872	(708)

Provision for income taxes	201,494	—

Net income (loss)	$415,378	$(708)

Weighted average number of shares of redeemable Class A common stock outstanding, basic and diluted	9,200,000	—

Basic and diluted net income per share of redeemable Class A common stock	$0.03	—

Weighted average number of shares of non-redeemable Class A and B common stock outstanding, basic and diluted	2,913,225	2,000,000

Basic and diluted net income (loss) per share of Class B common stock	$0.03	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBAL STAR ACQUISITION INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Class A		Class B Common		Additional
	Common Stock		Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	613,225	$62	2,300,000	$230	$—	$(2,328,390)	$(2,328,098)
Remeasurement adjustment of Class A ordinary shares to redemption value	—	—	—	—	—	(757,933)	(757,933)
Net income	—	—	—	—	—	415,378	415,378

Balance as of March 31, 2023	613,225	$62	2,300,000	$230	$—	$(2,670,945)	$(2,670,653)

	Class B Common		Additional
	Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	2,300,000	$230	$24,770	$(2,909)	$22,091
Net loss	—	—	—	(708)	(708)

Balance as of March 31, 2022	2,300,000	$230	$24,770	$(3,617)	$21,383

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBAL STAR ACQUISITION INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows From Operating Activities:

Net income (loss)	$415,378	$(708)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on Investments held in Trust Account	(1,009,427)	—
Changes in operating assets and liabilities:
Prepaid expenses	—	25
Other current assets	28,447	—
Other assets	49,526	—
Accounts payable and accrued expenses	(45,114)	—
Accrued franchise tax payable	50,000	—
Accrued income taxes	201,494	—
Accrued formation costs	—	533

Net cash used in Operating Activities	(309,696)	(150)

Cash Flows From Financing Activities:
Proceeds from Due from Sponsor	—	25,000

Net cash provided by Financing Activities	—	25,000

Net change in cash	(309,696)	24,850

Cash at beginning of period	877,560	—
Cash at end of period	$567,864	$24,850

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$104,682

Class A Ordinary Shares remeasurement to redemption value	$757,933	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBAL STAR ACQUISITION INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from July 24, 2019 (inception) through March 31, 2023, relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.
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
On October 4, 2022, the Company consummated the closing of the sale of 1,200,000 additional units at a price of $10 per unit upon receiving notice of the underwriters’ election to exercise their overallotment option generating additional gross proceeds of $12.0 million. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 42,000 Private Placement Units to the Sponsor, generating gross proceeds of $420,000.
As of March 31, 2023, transaction costs amounted to $4,788,510 consisting of $920,000 of underwriting fees (net of underwriter reimbursements), $3,220,000 of deferred underwriting fees payable, which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $648,510 of other offering costs related to the Initial Public Offering. The underwriters were also issued 115,000 shares of Class A common stock as representative shares, in connection with the IPO. Upon close of the Initial Public Offering, the Company recorded additional issuance costs of $79,338, the grant date fair value of the shares, with an offset to additional paid-in
capital. As described in Note 6, the $3,220,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 12 months (or up to 21 months from the closing of the IPO at the election of the company in nine one-month
extensions) from the closing of the Initial Public Offering.
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

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS
Note 1— Description of Organization and Business Operations and Going Concern (Continued)

As of March 31, 2023, the Company had cash of $567,864 and $96,144,105 of Investments in Trust Account to be used for its Business Combination or to repurchase or redeem Public Shares in connection therewith.
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
Merger Agreement
On June 15, 2023, the Company and K Enter Holdings Inc., a Delaware corporation (the “K Enter”) jointly issued a press release announcing the execution of a definitive Merger Agreement (the “Merger Agreement”) pursuant to which, among other things, (i) the Company will merge with and into K Wave Media Ltd., a to be formed Cayman Islands exempted company and wholly-owned subsidiary of the Company (the “Purchaser”), with Purchaser continuing as the surviving corporation (the “Reincorporation Merger”) and (ii) GLST Merger Sub Inc., a to be formed Delaware corporation and wholly-owned subsidiary of Purchaser (the “Merger Sub”) will merge with and into K Enter, with K Enter surviving the merger as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement, together, are referred to herein as the “Proposed Business Combination”. Pursuant to the Merger Agreement, the parent of the combined company will be named “K Wave Media Ltd.” and we expect that the securities of the parent of the combined company will be listed on The Nasdaq Stock Market.
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

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies Basis of Presentation
The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.
Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 filed with the SEC on Form
10-K.
In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $567,864 and $877,560 in cash and
 no
cash equivalents as of March 31, 2023 and December 31, 2022, respectively.
Cash and Marketable Securities Held in Trust Account
As of March 31, 2023, substantially all of the assets held in the Trust Account were held in mutual funds. As of March 31, 2023, the balance in the Trust Account was $96,144,105. The Company’s portfolio of investments held in the Trust Account is comprised of cash and U.S. treasury bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in Income earned on Investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Offering costs, including underwriter fees, associated with the Units were allocated between temporary equity and the Public Warrants and the Public Rights by the relative fair value method. Offering costs of $648,510 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. The Company issued 115,000 shares of Class A Common Stock to the representative of the underwriter for services related to the Initial Public Offering. The shares have a grant date fair value of $79,338.

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS
Note 2 — Summary of Significant Accounting Policies (Continued)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, on March 31, 2023 and December 31, 2022, the 9,200,000 Class A common stock subject to possible redemption in the amount of $95,555,694 and $94,797,761, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
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
At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$80,000,000
Transaction costs allocated to Class A common stock	(4,184,017)
Proceeds allocated to Public Rights and Warrants	(456,000)
Accretion of carrying value to redemption value	6,640,017

Class A common stock subject to possible redemption — September 22, 2022	82,000,000
Proceeds	12,000,000
Transaction costs allocated to the Class A common stock	(542,130)
Proceeds allocated to the Public Rights and Warrants	(68,400)
Accretion of carrying value to redemption value	1,408,291

Class A common stock subject to possible redemption — December 31, 2022	94,797,761

Accretion of carrying value to redemption value	757,933

Class A common stock subject to possible redemption — March 31, 2023	$95,555,694

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2023 and December 31, 2022, the Company had a full valuation allowance against the deferred tax assets.
The Company’s effective tax rate was 33% and 0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21.% for the three months ended March 31, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31,2023, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants for any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expenses in the current period based on
740-270-25-3
which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS
Note 2 — Summary of Significant Accounting Policies (Continued)

New Laws and Changes
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of excise tax is generally 1% of the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
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

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS
Note 2 — Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. The cash at bank is $567,864 as of March 31, 2023.
Net Income (Loss) Per Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class
method in calculating income (loss) per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, as they are based on an uncertain future event. As a result, diluted income (loss) per share is the same as basic earnings (loss) per share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Non-redeemable		Redeemable Class A and B
	Class A	Class A and B	Class A	Class B

Numerator: Basic and diluted net income (loss) per share of common stock
Allocation of net income (loss)	$315,482	$99,896	—	$(708)

Denominator: Basic and diluted weighted average shares outstanding	9,200,000	2,913,225	—	2,000,000

Basic and diluted income (loss) per share of common stock	$0.03	$0.03	—	$(0.00)

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
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.
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
Due to Related Party
Prior to September 30, 2022, and in connection with the close of the overallotment on October 4, 2022, the Company received $112,250 which should have been deposited into the Sponsor’s bank account. The amount was transferred to the Trust Account prior to December 31, 2022.
At the close of the Initial Public Offering, a related party deposited $25,000 greater than the agreed upon initial investment. The Company repaid this amount in full, and no balance related to this transaction was outstanding as of March 31, 2023 and December 31, 2022.
Due to/from Sponsor
On September 22, 2022, a portion of the Initial Public Offering proceeds totaling $1,320,903 was deposited into the Sponsor’s bank account. The Sponsor transferred $1,310,373, which excludes a portion to pay down the Promissory Note (discussed below), to the Company on September 27, 2022. As of March 31, 2023 and December 31, 2022, the outstanding balance due to the Sponsor was $15,094, respectively.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there was no balance outstanding.

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS
Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement
The Sponsor has agreed to make available, or cause to be made available, to the Company, or any successor location of Global Star Acquisition 1, certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. In exchange therefore, the Company shall pay the Sponsor the sum of $10,000 per month on the Initial Public Offering date and continuing monthly thereafter until the Termination Date. For the three months ended March 31, 2023 and 2022 recorded $30,000 and $0, respectively, of expenses pursuant to this agreement. As of March 31, 2023 and December 31, 2022, there was no balance outstanding.

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

Note 7 — Stockholders’ Deficit
Preferred Stock — The Company is authorized to issue
1,000,000
preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.
Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 613,225 shares of Class A Common Stock issued and outstanding, excluding 9,200,000 shares of Class A Common Stock subject to possible redemption.
Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 2,300,000 shares of Class B common stock issued and outstanding, respectively.
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

GLOBAL STAR ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS
Note 7 — Stockholders’ Deficit (Continued)

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
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering. The Company accounts for the warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC
815-40.
Such guidance provides that the warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
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
The Company accounts for the rights issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the rights are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:
Schedule of Fair Value Hierarchy for Assets and Liabilities Measured at Fair Value on a Recurring basis.

	Description Level	March 31, 2023
Assets:
Cash in the Trust Account	1	$96,144,105

	Description Level	December 31, 2022
Assets:
Cash in the Trust Account	1	$95,134,678

Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the financial statements.
On June 15, 2023, the Company and K Enter Holdings Inc., a Delaware corporation (the “K Enter”) jointly issued a press release announcing the execution of a definitive Merger Agreement (the “Merger Agreement”) pursuant to which, among other things, (i) the Company will merge with and into K Wave Media Ltd., a to be formed Cayman Islands exempted company and wholly-owned subsidiary of the Company (the “Purchaser”), with Purchaser continuing as the surviving corporation (the “Reincorporation Merger”) and (ii) GLST Merger Sub Inc., a to be formed Delaware corporation and wholly-owned subsidiary of Purchaser (the “Merger Sub”) will merge with and into K Enter, with K Enter surviving the merger as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement, together, are referred to herein as the “Proposed Business Combination”. Pursuant to the Merger Agreement, the parent of the combined company will be named “K Wave Media Ltd.” and we expect that the securities of the parent of the combined company will be listed on The Nasdaq Stock Market.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer to Global Star Acquisition Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in the State of Delaware on July 24, 2019, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which we refer to as our initial business combination (the “Business Combination”). To date, our efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”) and the completion of our Business Combination. We have not selected any specific Business Combination target.

Our sponsor is Global Star Acquisition 1 LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 19, 2022. On September 22, 2022, we consummated our IPO of 8,000,000 units, at $10.00 per unit, with each unit consisting of one share of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), one redeemable warrant (“Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, and one Right, with each Right entitling the holder to receive one-tenth of one share of Class A Common Stock (“Right”), generating gross proceeds of $80,000,000. On September 22, 2022, simultaneously with the consummation of the closing of the IPO, we consummated the private placement of an aggregate of 456,225 units (the “Private Placement Unit”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,562,250 (the “Private Placement”).

At the time of the IPO, the underwriters were granted a 45-day over-allotment option to purchase up to 1,200,000 additional Units to cover overallotments (the “Over-Allotment Units”). On September 30, 2022, the underwriters exercised their over-allotment option to purchase 1,200,000 Over-Allotment Units. On October 4, 2022, we closed on the over-allotment through the sale of 1,200,000 at Over-Allotment Units a purchase of $10.00 per share for gross proceeds of approximately $12,000,000.

Simultaneously with the sale of the Over-Allotment Units, the Company consummated the private placement of an aggregate of 42,000 units (the “Over-Allotment Private Placement Units” and together with the IPO Private Placement Units, the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Over-Allotment Private Placement Units, generating total gross proceeds of $420,000.

A total of $94,300,000 comprised of the proceeds from the IPO and the proceeds of the Private Placement, net of the underwriting commissions, discounts, and offering expenses, was deposited in a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”). The proceeds held in the Trust Account are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our income or other tax obligations as described in the initial public offering, the proceeds will not be released from the trust account until the earlier of the completion of a business combination or the redemption of all or a portion of the outstanding public shares if we have not completed a business combination within the time required time period.

We have until twelve (12) months from the closing of the IPO or until September 22, 2023 to consummate a Business Combination (the “Combination Period”) (such period may be extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association). We may seek stockholder approval of amendments to our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company at a meeting called for such purpose if we anticipate that we may not be able to consummate our Business Combination within such 12-month period. Public stockholders will be offered the opportunity to vote on or redeem their shares in connection with any such extension. Alternatively, if there is an unsuccessful effort to obtain stockholder approval for the proposed extension(s) we may, but are not obligated to, extend the Combination Period up to nine times by an additional month for a total of up to 21 months, respectively, by depositing into the trust account for each one-month extension $303,600 since the underwriters’ over-allotment option was exercised in full ($0.033 per unit). In the event we elect to extend the deadline, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether the funds have been timely deposited. Public stockholders, in this situation, will not be offered the opportunity to vote on or redeem their shares. If we are unable to complete our Business Combination within 12 months from the closing of this offering or by September 22, 2023 (or 21 months or by June 22, 2024 if the period of time to consummate a business combination has been extended, as described in more detail in our registration statement filed with the SEC), we will redeem 100% of the public shares for cash, subject to applicable law and certain conditions as further described in our registration statement.

We intend to effectuate our Business Combination using cash from the proceeds of our IPO and the Private Placement, the proceeds of the sale of our shares in connection with our Business Combination, shares which may be issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Merger Agreement

On June 15, 2023, the Company and K Enter Holdings Inc., a Delaware corporation (the “K Enter”) jointly issued a press release announcing the execution of a definitive Merger Agreement (the “Merger Agreement”) pursuant to which, among other things, (i) the Company will merge with and into K Wave Media Ltd., a to be formed Cayman Islands exempted company and wholly-owned subsidiary of the Company (the “Purchaser”), with Purchaser continuing as the surviving corporation (the “Reincorporation Merger”) and (ii) GLST Merger Sub Inc., a to be formed Delaware corporation and wholly-owned subsidiary of Purchaser (the “Merger Sub”) will merge with and into K Enter, with K Enter surviving the merger as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement, together, are referred to herein as the “Proposed Business Combination”. Pursuant to the Merger Agreement, the parent of the combined company will be named “K Wave Media Ltd.” and we expect that the securities of the parent of the combined company will be listed on The Nasdaq Stock Market.

Results of Operations

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from July 24, 2019 (inception) through March 31, 2023, relates to organizational activities and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. We expect to continue to incur significant costs in the pursuit of our Business Combination. We cannot assure you that our plans to complete our Business Combination will be successful.

For the three months ended March 31, 2022, we had a net loss of $708, which consists of operating costs of $708.

Liquidity, Capital Resources and Going Concern.

On September 22, 2022, we consummated our Initial Public Offering of 8,000,000 Units at $10.00 per Unit, generating gross proceeds of $80,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the private placement of an aggregate of 456,225 Private Placement Units to our Sponsor at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,562,250. On October 4, 2022, we closed on the over-allotment through the sale of 1,200,000 Units at a purchase of $10.00 per share for gross proceeds of approximately $12.0 million, and simultaneously with the exercise of the overallotment, we consummated the Private Placement of an additional 42,000 Private Placement Units to the Sponsor, generating gross proceeds of $420,000. A total of $96,982,250 was generated from our IPO.

As of March 31, 2023, transaction costs amounted to $4,788,510 consisting of $920,000 of underwriting fees (net of underwriter reimbursements), $3,220,000 of deferred underwriting fees payable, which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $648,510 of other offering costs related to the Initial Public Offering. The underwriters were also issued 115,000 shares of Class A common stock as representative shares, in connection with the IPO. Upon close of the Initial Public Offering, the Company recorded additional issuance costs of $79,338, the grant date fair value of the shares, with an offset to additional paid-in capital. As described in Note 6 — Commitments and Contingencies, of the Notes to the Unaudited Financial Statements contained in this report, the $3,220,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 12 months (or up to 21 months from the closing of the IPO at the election of the company in nine one-month extensions) from the closing of the Initial Public Offering.

As of March 31, 2023, we had available to us $567,864 of cash on our balance sheet and a working capital deficit of $39,064. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As March 31, 2023, the Company has not borrowed under such loans.

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

As of March 31, 2023, the Company had investments held in the Trust Account of $96,144,105 principally invested in U.S. government securities. As of March 31, 2023, the Company had a working capital deficit of approximately $39,064, current liabilities of approximately $810,009 and cash of approximately $567,864.

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by September 22, 2023, (or until June 22, 2024 if we choose to extend) then we will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 22, 2023 (or June 22, 2024).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Equity Warrants

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO. The Company accounts for the warrants to be issued in connection with the IPO in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2023, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company is experiencing difficulty in the accounting and reporting related to the existence of assets and corresponding income, as well as the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding income and expenses, which it experienced and reported as a material weakness in its Annual Report on Form 10-K for the year ended December 31, 2022. As of March 31, 2023, this material weakness in the disclosure controls and procedures over financial reporting has not been fully remediated.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Registration Statement filed with the SEC and declared effective on September 19, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Registration Statement filed with the SEC and declared effective on September 19, 2022, and our Annual Report on Form 10-K for the year ended December 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from the Public Offering

The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-266387), as amended. The SEC declared the registration statement effective on September 19, 2022. There have been no material changes to the planned use of proceeds from our initial public offering as described in our final prospectus dated September 19, 2022, and our other periodic reports previously filed with the SEC.

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GLOBAL STAR ACQUISITION INC.

Date: June 28, 2023	By:	/s/ Anthony Ang
Anthony Ang
Chief Executive Officer

Date: June 28, 2023	By:	/s/ Shan Cui
Shan Cui Chief Financial Officer