Form 10-Q
period 2023-06-30
Global Star Acquisition Inc.
filed 2023-08-29
CIK 1922331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to_______
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
As of Aug
u
st 17, 20
23, there were
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

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL STAR ACQUISITION INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash	$301,966	$877,560
Prepaid expenses and other current assets	194,356	231,528

Total Current Assets	496,322	1,109,088
Other assets	—	49,526
Marketable securities held in Trust Account	97,103,477	95,134,678

Total Assets	$97,599,799	$96,293,292

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$250,006	$184,204
Accrued offering costs	—	67,414
Accrued franchise tax payable	114,858	201,596
Income taxes payable	567,026	135,321
Due to Sponsor	15,094	15,094

Total Current Liabilities	946,984	603,629
Deferred underwriting commission	3,220,000	3,220,000

Total Liabilities	$4,166,984	$3,823,629

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 9,200,000 shares issued and outstanding at redemption value of $ 10.48 and $10.30 per share at June 30, 2023 and December 31, 2022, respectively	96,421,593	94,797,761
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 613,225 shares issued and outstanding (excluding 9,200,000 shares subject to possible redemption)	62	62
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,300,000 shares issued and outstanding (1)(2)	230	230
Additional paid-in capital	—	—
Accumulated deficit	(2,989,070)	(2,328,390)

Total Stockholders’ Deficit	(2,988,778)	(2,328,098)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$97,599,799	$96,293,292

(1)	For the year ended December 31, 2022, shares and the associated amounts have been retroactively restated to account for the share issuance in February 14, 2022 as discussed in Note 5.
(2)
On July 26, 2022, the Sponsor surrendered and forfeited 575,000 founder shares for no consideration following which the Sponsor holds 2,300,000 founder shares. All share amounts have been retroactively restated to reflect this surrender as discussed in Note 5.

The accompanying notes are an integral part of the unaudited financial statements.

GLOBAL STAR ACQUISITION INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operational costs	$368,264	$25	$760,879	$733

Loss from operations	(368,254)	(25)	(760,879)	(733)
Other income:
Income earned on marketable securities held in the Trust Account	1,146,110	—	2,155,537	—
Interest income – bank	129	27	199	27

Total other income	1,146,239	2	2,155,736	27
Income (loss) before provision for income taxes	777,985	27	1,394,857	(706)
Provision for income taxes	(230,211)	—	(431,705)	—

Net income (loss)	$547,774	$2	$963,152	$(706)

Weighted average number of Class A common stock subject to possible redemption outstanding, basic and diluted	9,813,225	—	9,813,225	—

Basic and diluted net income (loss) per Class A common stock subject to possible redemption	$0.05	$—	$0.08	$—

Weighted average number of Class B common stock outstanding, basic and diluted (1)(2)(3)	2,300,000	2,000,000	2,300,000	2,000,000

Basic and diluted net income (loss) per Class B common stock	$0.05	$0.00	$0.08	$(0.00)

(1)
For the three and
six-months
ended, excluded an aggregate of up to 300,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

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

The accompanying notes are an integral part of the unaudited financial statements.

GLOBAL STAR ACQUISITION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’
(DEFICIT) EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	613,225	$62	2,300,000	$230	$—	$(2,328,390)	$(2,328,098)
Remeasurement adjustment of Class A common stock to redemption value	—	—	—	—	—	(757,933)	(757,933)
Net income	—	—	—	—	—	415,378	415,378

Balance – March 31, 2023	613,225	62	2,300,000	230	—	(2,670,945)	(2,670,653)

Remeasurement adjustment of Class A common stock to redemption value	—	—	—	—	—	(865,899)	(865,899)
Net income	—	—	—	—	—	547,774	547,774

Balance – June 30, 2023	613,225	$62	2,300,000	$230	$—	$(2,989,070)	$(2,988,778)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock (1)(2)(3)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	—	$—	2,300,000	$230	$24,770	$(2,909)	$22,091
Net loss	—	—	—	—	—	(708)	(708)

Balance – March 31, 2022	—	—	2,300,000	230	24,770	(3,617)	21,383

Net income	—	—	—	—	—	2	2

Balance – June 30, 2022	—	$—	2,300,000	$230	$24,770	$(3,615)	$21,385

(1)
For the three and
six-months
ended, included an aggregate of up to 300,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

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

The accompanying notes are an integral part of the unaudited financial statements.

GLOBAL STAR ACQUISITION INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities
Net income ( loss )	$963,152	$(706)
Adjustments to reconcile net income ( loss ) to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(2,155,537)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	37,172	50
Other assets	49,526	—
Accrued formation costs	—	533
Accounts payable and accrued expenses	65,802	—
Accrued franchise taxes	(86,738)	—
Income taxes payable	431,705	—
Advances from related parties	—	76,232

Net cash used in (provided by) operating activities	(694,918)	76,109
Cash flows from investing activities
Cash withdrawn from Trust Account to pay franchise taxes	186,738	—

Net cash provided by investing activities	186,738	—
Cash flows from financing activities
Proceeds from Sponsor note	—	185,000
Proceeds from due from Sponsor	—	25,000
Payment of offering costs	(67,414)	(76,232)

Net cash (used in) provided by financing activities	$(67,414)	$133,768

Net change in cash	(575,594)	209,877
Cash at beginning of period	877,560	—

Cash at end of period	$301,966	$209,877

Non-cash investing and financing activities:
Remeasurement of Class A common stock to redemption value	$1,623,832	$—

Deferred offering costs included in accrued offering costs	$—	$148,746

The accompanying notes are an integral part of the unaudited financial statements.

GLOBAL STAR ACQUISITION INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
At June 30, 2023, the Company had two wholly-owned subsidiaries, GLST Merger Sub, Inc., a majority-owned subsidiary of the Company incorporated in Delaware on June 12, 2023 (“GLST Merger Sub”) and K Wave Media Ltd. A Cayman Islands exempted company formed on June 22, 2023 (See “
Merger Agreement”
section below).
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from July 24, 2019 (inception) through June 30, 2023, relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Global Star Acquisition 1 LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 19, 2022.
On September 22, 2022, the Company consummated its initial public offering (the “IPO”) of 8,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and one Right, with each Right entitling the holder to receive one-tenth
of one share of Class A Common Stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,000,000. On October 4, 2022, the Company closed on the over-allotment through the sale of 1,200,000 Units at a purchase of $10.00 per share for gross proceeds of approximately $12.0 million.
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
Transaction costs amounted to $4,788,510 consisting of $920,000 of underwriting fees (net of underwriter reimbursements), $3,220,000 of deferred underwriting fees payable, which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $648,510 of other offering costs related to the Initial Public Offering. The underwriters were also issued 115,000 shares of Class A common stock as representative shares, in connection with the IPO. Upon close of the Initial Public Offering, the Company recorded additional issuance costs of $79,338, the grant date fair value of the shares, with an offset to additional paid-in
capital. As described in Note 6, the $3,220,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 12 months (or up to 21 months from the closing of the IPO at the election of the company in nine one-month
extensions) from the closing of the IPO.
Nasdaq rules provide that at least 90% of the gross proceeds from the IPO and the sale of the placement units be deposited in a trust account. Of the net proceeds of the IPO and the sale of the placement units, $94,300,000, $10.25 per unit, was placed into a trust account (the “Trust Account”) established for the benefit of the holders of the outstanding Public Shares (the “public stockholders”), with Continental Stock Transfer & Trust Company acting as trustee and Morgan Stanley Wealth Management acting as investment manager. These proceeds include $3,220,000 in deferred underwriting commissions.
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
The Company will have until September 22, 2023, to consummate a Business Combination. If we do not complete our initial business combination within 12 months from the closing of the IPO (or up to 21 months by depositing into the trust account for each one-month
extension $303,600 because the underwriters’ over-allotment option was exercised in full ($0.033 per unit), or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination within 12 months from the closing of the IPO (or up to 21 months by depositing into the trust account for each one-month
extension $303,600 because the underwriters’ over-allotment option was exercised in full ($0.033 per unit), or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 12th month (or up to 21 months from the closing of the IPO at the election of the Company in nine separate one month extensions subject to satisfaction of certain conditions, including the deposit of up to $303,600 because the underwriters’ over-allotment option was exercised in full ($0.033 per unit) for each one-month
extension, into the trust account, or as extended by the Company’s stockholders in accordance with our certificate of incorporation) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such da te (see Note 10).
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
Liquidity and Going Concern
As of June 30, 2023, the Company had cash of $301,966 in its operating bank accounts, $97,103,477 of cash and marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $335,804, which includes interest earned on the trust account that can be used for franchise and income taxes. As of June 30, 2023, $2,803,477 of the amount on deposit in the Trust Account represented interest income that is available to pay the Company’s tax obligations. From inception to date, the Company has withdrawn an aggregate of $196,238 for payment of franchise taxes, of which $186,738 was withdrawn during the six-month period ended June 30, 2023.
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
Merger Agreement
On June 15, 2023, the Company and K Enter Holdings Inc., a Delaware corporation (the “K Enter”) jointly issued a press release announcing the execution of a definitive Merger Agreement (the “Merger Agreement”) pursuant to which, among other things, (i) the Company will merge with and into K Wave Media Ltd., a Cayman Islands exempted company, formed on June 22, 2023, and wholly-owned subsidiary of the Company (the “Purchaser”), with Purchaser continuing as the surviving corporation (the “Reincorporation Merger”) and (ii) GLST Merger Sub Inc., a Delaware corporation, formed on June 12, 2023, and wholly-owned subsidiary of Purchaser (the “Merger Sub”) will merge with and into K Enter, with K Enter surviving the merger as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement, together, are referred to herein as the “Proposed Business Combination”. Pursuant to the Merger Agreement, the parent of the combined company will be named “K Wave Media Ltd.” and the Company expects that the securities of the parent of the combined company will be listed on The Nasdaq Stock Market.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry, the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets, and has concluded that while it is reasonably possible that these factors could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Inflation Reduction Act of 2022
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2022, as filed with the SEC on May 25, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying unaudited condensed consolidated financial statements.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not
have any cash equivalents as of June 30, 2023 and December 31, 2022.

Cash and Marketable Securities Held in Trust Account
At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds that invest in U.S. Treasury Securities. The Company accounts for its marketable securities as Trading Securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the condensed consolidated statements of operations. From inception through June 30, 2023, the Company withdrew an aggregate of $196,238 of interest earned on the Trust Account to pay its franchise taxes, of which $186,738 was withdrawn during the six-month period ended June 30, 2023.
Offering Costs
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on June 30, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.
At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the unaudited condensed consolidated balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2022	$94,797,761
Plus:
Remeasurement adjustment of Class A common stock to redemption value	1,623,832

Class A common stock subject to possible redemption at June 30, 2023	$96,421,593

Warrant Classification
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance. The fair value of the warrants are remeasured at each balance sheet date with the change in the estimated fair value of the warrants recognized as a non-cash
gain or loss on the statements of operations. The Company has analyzed the Public Warrants (as defined in Note 3) and Private Placement Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
As of June 30, 2023 and December 31, 2022 the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 29.6% and 0.0% for the three months ended June 30, 2023 and 2022, respectively, and 30.9% and 0.0% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21.0% for the three and six months ended June 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.
Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Subsequent measurement of the redeemable shares of Class A common stock are excluded from income (loss) per shares of common stock as the redemption value approximates fair value.

The Company calculates its earnings per share by allocating net income (loss) pro rata to shares of Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (losses) of the Company.
The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 9,698,225 shares of Class A common stock in the aggregate. As a result, diluted net loss per share of common stock is the same as basic net income (loss) per share of common stock for the period presented.
The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2023		2022
Basic and diluted net income per share of common stock	Class A Common Stock	Class B	Class A	Class B
Numerator:
Allocation of net income	$443,765	$104,009	$—	$2
Denominator:
Basic and diluted weighted average shares outstanding	9,813,225	2,300,000	—	2,000,000

Basic and diluted income per share of common stock	$0.05	$0.05	$—	$0.00

	For the Six Months Ended June 30,
	2023		2022
Basic and diluted net income (loss) per share of common stock	Class A Common Stock	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$780,273	$182,879	$—	$(706)
Denominator:
Basic and diluted weighted average shares outstanding	9,813,225	2,300,000	—	2,000,000

Basic and diluted income (loss) per share of common stock	$0.08	$0.08	$—	$(0.00)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.
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

Share-Based Payment Arrangements
The Company accounts for share-based payments in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” (“ASC 718”) which requires that all equity awards be accounted for at their “fair value.” The Company measures and recognizes compensation expense for all share-based payments on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Statements of Operations upon vesting, once the applicable performance conditions are met, with an offsetting increase to additional paid-in
capital. Forfeitures are recognized as they occur.
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
Reclassifications
Certain reclassifications have been made to the prior period’s Consolidated Financial Statements in order to conform to the current year presentation. Such reclassifications had no effect on previously reported net income.
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
The proceeds from the sale of the Placement Units will be added to the net proceeds from the Public Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Public Offering, except for the placement warrants (“Private Placement Warrants”), as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants and the rights underlying the Placement Units (“Private Rights”) will expire worthless.
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
During the year ended December 31, 2021, the Sponsor agreed to purchase 2,300,000 shares of the Company’s Common stock (the “Founder Shares”) for $25,000. On February 14, 2022, the Sponsor received the 2,875,000 shares and paid the Company $25,000 in full satisfaction of the outstanding receivable. The Founder Shares include an aggregate of up to 300,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (see Note 9).
In accordance with ASC 505, “Equity”, all shares, and the associated amounts have been retroactively restated to account for this share issu ance. On April 5, 2022, the Sponsor entered into share transfer agreements (collectively, the “Share Transfer Agreements”) for an aggregate of
 500,000 founder shares to the Company’s officers and directors (subject to certain performance conditions discussed in Note 8). On July 26, 2022, the Sponsor surrendered 575,000 founder shares to the Company for cancellation, for no consideration. All share amounts have been retroactively restated to reflect this surrender.

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
At the close of the Initial Public Offering, a related party deposited $25,000 greater than the agreed upon initial investment. The Company repaid this amount in full, and no balance related to this transaction was outstanding as of June 30, 2023 and December 31, 2022.
Due to Sponsor
On September 22, 2022, a portion of the Initial Public Offering proceeds totaling $1,320,903 was deposited into the Sponsor’s bank account. The Sponsor transferred $1,310,373, which excludes a portion to pay down the Promissory Note (discussed below), to the Company on September 27, 2022. As of June 30, 2023 and December 31, 2022, the outstanding balance due to the Sponsor was $15,094, respectively.
Promissory Notes — Related Party
On February 14, 2022, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. Upon closing of the Initial Public Offering, the Company repaid the outstanding balance in full.
In order to finance transaction costs in connection with the Business Combination, our Sponsor extended to us a line of credit of up to $1,600,000 pursuant to a Promissory Note dated July 31, 2023 (“Sponsor Working Capital Loan”). Such Sponsor Working Capital Loan is without interest and is to be repaid on the later of (i) December 31, 2023 or (ii) upon the consummation of a Business Combination. The Sponsor in its sole discretion may elect to convert up to $1,500,000 amount of the Sponsor Working Capital Loan into the Company’s Common Stock at a price of $10.00 per share in lieu of cash repayment. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of June 30, 2023, the amount under the Sponsor Working Capital Loan was $0. (see Note 10).
Advances From Related Party
The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest
bearing. Upon close of the Initial Public Offering, the Company repaid the outstanding balance of $119,720 in full.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, there was no balance outstanding.
Administrative Support Agreement
The Sponsor has agreed to make available, or cause to be made available, to the Company, or any successor location of Global Star Acquisition 1 LLC, certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. In exchange therefore, the Company shall pay the Sponsor the sum of $10,000 per month on the Initial Public Offering date and continuing monthly thereafter until the Termination Date. For each of the three and six months ended June 30, 2023 the Company incurred $31,666 and $61,666, respectively, of expenses pursuant to this agreement. For each of the three and six months ended June 30, 2023, the company paid $40,000 and $80,000 respectively. As of June 30, 2023 the Company had a prepaid balance of $10,000 which is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. As of December 31, 2022, the Company had $8,334 in administrative fees included in accrued expenses which was repaid in January 2023.

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Registration Rights
Pursuant to a registration rights agreement entered into on September 22, 2022, the holders of the Founder Shares, Private Placement Warrants (and the underlying shares of Class A common stock) and any warrants that may be issued upon conversion of the Working Capital Loans (and the underlying shares of common stock) are entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. The holders of the majority of the securities can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
paid-in
capital.
Service Provider Agreement
From time to time the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help us identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.
NOTE 7 — STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 613,225 shares of Class A Common Stock issued and outstanding, excluding 9,200,000 shares of Class A Common Stock subject to possible redemption.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 2,300,000 shares of Class B common stock issued and outstanding, respectively.
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
Warrants
—
As of June 30, 2023 and December 31, 2022 there are 9,200,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
As of June 30, 2023 and December 31, 2022, there are 498,225 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering. The Company accounts for the warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC
815-40.
Such guidance provides that the warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants (including the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants held by Stifel Venture will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A).
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
NOTE 8 — STOCK BASED COMPENSATION
The sale of the Founder Shares to the Company’s director nominees and strategic advisors is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has assessed the fair value associated with the Founder Shares granted. The fair value of the 500,000 Founder Shares granted to the Company’s officers and directors was $1,150,000 or $2.30 per share (see Note 5). The Founder Shares were granted subject to the following performance condition: (i) the occurrence of a Business Combination. Compensation expense related to the Founder Shares is recognized only when the performance conditions are probable of occurrence under the applicable accounting literature in this circumstance.
As of June 30, 2023, there are 500,000 shares that remain unvested as the Company determined that a Business Combination is not considered probable. Therefore, the remaining fair value of stock-based compensation expense associated with these shares totaling $1,150,000 has not been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
NOTE 9 — FAIR VALUE MEASUREMENTS
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Cash and Marketable securities held in Trust Account	1	$97,103,477	$95,134,678
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than as disclosed below or within these financial statements or below, the Company did not identify any subsequent events that would have required recognition or disclosure in the financial statements.
As previously disclosed on July 31, 2023, in a Form 8-K filed with the SEC, the Company issued a promissory note (the “Note”) in the principal amount of $1,600,000 to the Sponsor. The Note was issued in connection with a $1,600,000 loan the Sponsor has made to the Company for working capital expenses. If the Company completes the Business Combination, the Company would repay the Note out of the proceeds of the Trust Account released to the Company. Otherwise, the Note would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Note but no proceeds from the Trust Account would be used to repay the Note. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into units of the Company at a price of $10.00 per unit (the “Conversion Units”) in lieu of cash repayment. The principal balance of the Note is payable by the Company on the later of: (i) December 31, 2023, or (ii) the date on which we consummate a Business Combination. No interest shall accrue on the unpaid principal balance of the Note.
On August 22, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination from September 22, 2023 to June 22, 2024, subject to the approval of the Board of Directors of the Company (the “Board”), provided the sponsor or its designees deposit into the trust account an amount equal to $125,000, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on August 28, 2023, a copy of which is attached as Exhibit 3.1 to this report and is incorporated by reference herein. At the Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at an approximate pri ce of approximate
ly $10.55 pe
r share of the funds in the Trust Account. As a result, approximately $42,753,728 will be removed from the Trust Account to pay such holders. Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,147,934. The Company must deposit into the Trust Account $125,000 for the September Extension. The Company has disclosed further details of the Meeting in a Form 8-K filed with the SEC on August 28, 2023.
(see Note 5).
Joinder Agreement
A form of Joinder Agreement was included as an exhibit to the Merger Agreement to be executed by Purchaser and Merger Sub, following their formation, to bind them to the terms and conditions of the Merger Agreement. On July 13, 2023, the Purchaser and the Merger Sub executed the Joinder Agreement by and between the Company, K Enter, the Purchaser and Merger Sub. Pursuant to the Joinder Agreement, the Purchaser and Merger Sub agreed to become a party to, to be bound by, and to comply with the terms and conditions of the Merger Agreement.
The foregoing description of the Joinder Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Joinder Agreement, copy of which, or the form of which, is filed as Exhibit 10.1 on the Company’s Form 8-K as filed with the SEC on July 18, 2023.
Purchase Agreement
In connection with the Merger Agreement the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and between the Company, K Enter, and the Sponsor. Pursuant to the Purchase Agreement, K Enter will purchase from the Sponsor 160,000 shares of Class B common stock (“the SPAC Securities”) for an aggregate purchase price of $1,600,000 (the “Purchase Price”) payable within 10 days from the effective date of the Purchase Agreement.
In addition to the payment of the Purchase Price, K Enter acknowledged that (x) it is an accredited investor as defined by Rule 501 of the Securities Act, (y) and has knowledge and experience in financial and business matters and in investments of this type and is capable of evaluating the merits and risks of the SPAC Securities and of making an informed investment decision. K Enter further acknowledged and agreed that the SPAC Securities: (a) are subject to limitations on transfer, (b) are being acquired pursuant to an exemption from registration under the Securities Act with no present intention to distribute them to any person in violation of the Securities Act or any applicable U.S. state, (c) will not be sold except in compliance with the Securities Act and any applicable U.S. state securities laws, and in accordance with any limitations set forth in any applicable lock-up agreements applicable to the SPAC Securities
The foregoing description of the Purchase Agreement is a summary only and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is attached as Exhibit 10.2 on the Company’s Form 8-K as filed with the SEC on July 18, 2023.

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

Simultaneously with the sale of the Over-Allotment Units, the Company consummated the private placement of an aggregate of 42,000 units (the “Over- Allotment Private Placement Units” and together with the IPO Private Placement Units, the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Over-Allotment Private Placement Units, generating total gross proceeds of $420,000.

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

Extension

On July 24, 2023, we filed a preliminary proxy (“Extension PRE14A”) with the Commission to call a Special Meeting of the shareholders to amend our Charter and Trust Agreement in order to extend the date by which we must consummate our Business Combination from September 22, 2023 to June 22, 2024, provided the Sponsor (or its affiliates or permitted designees) deposit into the Trust Account the lesser of (x) $125,00 or (y) $0.04 per share for each public share that is not redeemed in connection with the Special Meeting for each such one-month extension. On August 22, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination from September 22, 2023 to June 22, 2024, subject to the approval of the Board of Directors of the Company (the “Board”), provided the sponsor or its designees deposit into the trust account an amount equal to $125,000, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on August 28, 2023, a copy of which is attached as Exhibit 3.1 to this report and is incorporated by reference herein. At the Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at an approximate price of approximately $10.55 per share of the funds in the Trust Account. As a result, approximately $42,753,728 will be removed from the Trust Account to pay such holders. Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,147,934. The Company must deposit into the Trust Account $125,000 for the September Extension. The Company has disclosed further details of the Meeting in a Form 8-K filed with the SEC on August 28, 2023.

Merger Agreement

On June 15, 2023, our Company and K Enter Holdings Inc., a Delaware corporation (the “K Enter”) jointly issued a press release announcing the execution of a definitive Merger Agreement (the “Merger Agreement”) pursuant to which, among other things, (i) we will merge with and into K Wave Media Ltd., a Cayman Islands exempted company, formed on June 22, 2023, and wholly-owned subsidiary of the Company (the “Purchaser”), with Purchaser continuing as the surviving corporation (the “Reincorporation Merger”) and (ii) GLST Merger Sub Inc., a Delaware corporation, formed on June 12, 2023 and wholly-owned subsidiary of Purchaser (the “Merger Sub”) will merge with and into K Enter, with K Enter surviving the merger as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement, together, are referred to herein as the “Proposed Business Combination”. Pursuant to the Merger Agreement, the parent of the combined company will be named “K Wave Media Ltd.” and we expect that the securities of the parent of the combined company will be listed on The Nasdaq Stock Market.

Results of Operations

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from July 24, 2019 (inception) through June 30, 2023, relates to organizational activities and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. We expect to continue to incur significant costs in the pursuit of our Business Combination. We cannot assure you that our plans to complete our Business Combination will be successful.

For the three months ended June 30, 2023, we had net income of $547,774, which consists of interest income on marketable securities held in the Trust Account of $1,146,110 and interest income – bank of $129 offset by operating costs of $368,254 and a provision for income taxes of $230,211.

For the six months ended June 30, 2023, we had net income of $963,152, which consists of interest income on marketable securities held in the Trust Account of $2,155,537 and interest income – bank of $199 offset by operating costs of $760,879 and a provision for income taxes of $431,705.

For the three months ended June 30, 2022, we had net income of $2, which consisted of operating costs of $25 offset by interest income of $27.

For the six months ended June 30, 2022, we had a net loss of $706, which consists of operating costs of 733, offset by interest income of $27.

Liquidity, Capital Resources and Going Concern

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

As of June 30, 2023, we had available to us $301,966 of cash on our balance sheet and a working capital deficit of $335,804. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

As previously disclosed on July 31, 2023, in a Form 8-K filed with the SEC, we issued a promissory note (the “Note”) in the principal amount of $1,600,000 to our Sponsor. The Note was issued in connection with a $1,600,000 loan the Sponsor has made to us for working capital expenses. If we complete the Business Combination, we would repay the Note out of the proceeds of the Trust Account released to us. Otherwise, the Note would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay the Note but no proceeds from the Trust Account would be used to repay the Note. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into units of the Company at a price of $10.00 per unit (the “Conversion Units”) in lieu of cash repayment. The principal balance of the Note is payable by us on the later of: (i) December 31, 2023, or (ii) the date on which we consummate a Business Combination. No interest shall accrue on the unpaid principal balance of the Note.

The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

If the Company has not completed a Business Combination within 12 months from the closing of this offering (September 22, 2023 or up to 21 months from the closing of this offering at the election of the company in nine one month extensions subject to satisfaction of certain conditions, including the deposit of up to $303,600 because the underwriters’ over-allotment option is exercised in full ($0.033 per unit in either case) for the one month extension, into the trust account, or as extended by the company’s stockholders in accordance with our amended and restated certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

Extension and Trust Withdrawal from Trust Account

At the Extension Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at an approximate price of approximately $10.55 per share of the funds in the Trust Account. As a result, approximately $42,753,728 will be removed from the Trust Account to pay such holders. Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,147,934. The Company must deposit into the Trust Account $125,000 for the September Extension. The Company has disclosed further details of the Meeting in a Form 8-K filed with the SEC on August 28, 2023.

As of June 30, 2023, we had cash of $301,966 in our operating bank accounts, $97,103,477 of cash and marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $335,804, which includes interest earned on the trust account that can be used for franchise and income taxes. As of June 30, 2023, $2,803,477 of the amount on deposit in the Trust Account represented interest income that is available to pay our tax obligations.

We may raise additional capital through loans or additional investments from the Sponsor or our stockholders, officers, directors, or third parties. Our officers and directors, the Sponsor or their affiliates may but are not obligated to loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Based on the foregoing, we do not believe we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or September 22, 2023, or such earlier date as determine by our board of directors, the deadline to complete a Business Combination pursuant to our Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In order to finance transaction costs in connection with the Business Combination, our Sponsor extended to us a line of credit of up to $1,600,000 pursuant to a Promissory Note dated July 31, 2023 (“Sponsor Working Capital Loan”). Such Sponsor Working Capital Loan is without interest and is to be repaid on the later of (i) December 31, 2023 or (ii) upon the consummation of a Business Combination. The Sponsor in its sole discretion may elect to convert up to $1,500,000 amount of the Sponsor Working Capital Loan into the Company’s Common Stock at a price of $10.00 per share in lieu of cash repayment. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans.

Critical Accounting Policies and Estimates

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

Warrant Classification

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO. Company account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance. The fair value of the warrants are remeasured at each balance sheet date with the change in the estimated fair value of the warrants recognized as a non-cash gain or loss on the statements of operations. We have analyzed the Public Warrants and Private Placement Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Share-Based Payment Arrangements

We measure and recognize compensation expense for all share-based payments on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the statements of operations upon vesting, once the applicable performance conditions are met, with an offsetting increase to additional paid-in capital. Forfeitures are recognized as they occur.

Net Income (Loss) per Common Share

Net income (loss) per common share of common stock is computed by dividing net income (loss) by the weighted average number of common shares issued and outstanding during the period. Subsequent measurement of the redeemable shares of Class A common stock is excluded from income (loss) per ordinary share as the redemption value approximates fair value. We calculate our earnings per share to allocate net income (loss) pro rata to shares of Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (losses) of our Company.

Income Taxes

We account for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. We also recognized accrued interest and penalties related to unrecognized tax benefits as income tax expense. We have identified the United States as our only “major” tax jurisdiction. We are subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. We do not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through June 30, 2023, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company is experiencing difficulty in the accounting and reporting related to the existence of assets and corresponding income, as well as the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding income and expenses, which it experienced and reported as a material weakness in its Annual Report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, this material weakness in the disclosure controls and procedures over financial reporting has not been fully remediated.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

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

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1*	First Amendment to the Amended and Restated Certificate of Incorporation Dated August 28, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbases Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GLOBAL STAR ACQUISITION INC.

Date: August 28, 2023	By:	/s/ Anthony Ang
Anthony Ang
Chief Executive Officer

Date: August 28, 2023	By:	/s/ Shan Cui
Shan Cui Chief Financial Officer