Form 10-Q
period 2023-09-30
Global Star Acquisition Inc.
filed 2023-11-20
CIK 1922331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:001-41506

GLOBAL STAR ACQUISITION INC.

(Exact name of registrant as specified in its charter)

Delaware	84-2508938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1641 International Drive Unit 208 McLean VA	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703)790-0717

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Exchange Act). Yes ☒   No ☐

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

As of November 20, 2023, there were 5,147,934 shares of the Company’s redeemable Class A Common Stock and 613,225 shares of the Company’s non-redeemable Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,300,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	our ability to realize anticipated benefits of the business combination, and unanticipated expenses or delays in connection with the business combination;

●	if we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

●	past performance by our sponsor and our management team including their affiliates and including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

●	our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

●	we may not be able to complete our initial business combination in the prescribed time frame;

●	your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination. We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption. The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;

ii

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	Our sponsor paid an aggregate of $25,000, or approximately $0.009 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of the shares of our Class A common stock;

●	Since our sponsor paid only approximately $0.009 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination.

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

●	Other risk factors included under “Risk Factors” in our latest Annual Report on Form 10-K and set forth below under “Risk Factors”.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL STAR ACQUISITION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash	$2,417,380	$877,560
Prepaid expenses and other current assets	119,694	231,528
Total Current Assets	2,537,074	1,109,088
Other assets	-	49,526
Marketable securities held in Trust Account	54,604,237	95,134,678
Total Assets	$57,141,311	$96,293,292

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$609,354	$184,204
Accrued offering costs	-	67,414
Accrued franchise tax payable	56,139	201,596
Income taxes payable	779,699	135,321
Excise tax payable attributable to redemption of common stock	426,807	-
Promissory note - related party	1,600,000	-
Due to Sponsor	15,094	15,094
Total Current Liabilities	3,487,093	603,629
Deferred underwriting commission	3,220,000	3,220,000
Total Liabilities	$6,707,093	$3,823,629

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 5,147,934 and 9,200,000 shares issued and outstanding at redemption value of $10.44 and $10.30 per share at September 30, 2023 and December 31, 2022, respectively	53,768,399	94,797,761

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 613,225 shares issued and outstanding (excluding 5,147,934 and 9,200,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively)	62	62
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,300,000 shares issued and outstanding(1)(2)	230	230
Additional paid-in capital	-	-
Accumulated deficit	(3,334,473)	(2,328,390)
Total Stockholders’ Deficit	(3,334,181)	(2,328,098)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$57,141,311	$96,293,292

(1)	For the year ended December 31, 2022, shares and the associated amounts have been retroactively restated to account for the share issuance in February 14, 2022 as discussed in Note 5.
(2)	On July 26, 2022, the Sponsor surrendered and forfeited 575,000 founder shares for no consideration following which the Sponsor holds 2,300,000 founder shares. All share amounts have been retroactively restated to reflect this surrender as discussed in Note 5.

The accompanying notes are an integral part of the unaudited financial statements.

GLOBAL STAR ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operational costs	$742,722	$260,696	$1,503,601	$261,429
Loss from operations	(742,722)	(260,696)	(1,503,601)	(261,429)
Other income:
Income earned on marketable securities held in the Trust Account	1,058,863	43,907	3,214,400	43,907
Interest income – bank	5,468	126	5,667	153
Change in fair value of overallotment liability	-	7,619	-	7,619
Total other income	1,064,331	51,652	3,220,067	51,679
Income (loss) before provision for income taxes	321,609	(209,044)	1,716,466	(209,750)
Provision for income taxes	(212,673)	-	(644,378)	-
Net income (loss)	$108,936	$(209,044)	$1,072,088	$(209,750)
Weighted average number of Class A common stock subject to possible redemption outstanding, basic and diluted	8,403,811	704,348	9,338,258	237,363
Basic and diluted net income (loss) per Class A common stock subject to possible redemption	$0.01	$(0.08)	$0.09	$(0.09)
Weighted average number of Class B common stock outstanding, basic and diluted	2,300,000	2,000,000	2,300,000	2,000,000
Basic and diluted net income (loss) per Class B common stock	$0.01	$(0.08)	$0.09	$(0.09)

The accompanying notes are an integral part of the unaudited financial statements.

GLOBAL STAR ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES INSTOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	613,225	$62	2,300,000	$230	$-	$(2,328,390)	$(2,328,098)
Remeasurement adjustment of Class A common stock to redemption value	-	-	-	-	-	(757,933)	(757,933)
Net income	-	-	-	-	-	415,378	415,378
Balance – March 31, 2023	613,225	62	2,300,000	230	-	(2,670,945)	(2,670,653)
Remeasurement adjustment of Class A common stock to redemption value	-	-	-	-	-	(865,899)	(865,899)
Net income	-	-	-	-	-	547,774	547,774
Balance – September 30, 2023	613,225	62	2,300,000	230	-	(2,989,070)	(2,988,778)
Remeasurement adjustment of Class A common stock to redemption value	-	-	-	-	-	(27,532)	(27,532)
Excise tax payable attributable to redemption of common stock	-	-	-	-	-	(426,807)	(426,807)
Net income	-	-	-	-	-	108,936	108,936
Balance – September 30, 2023	613,225	$62	2,300,000	$230	$-	$(3,334,473)	$(3,334,181)

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock(1)(2)(3)		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2022	-	$-	2,300,000	$230	$24,770	$(2,909)	$22,091
Net loss	-	-	-	-	-	(708)	(708)
Balance as of March 31, 2022	-	-	2,300,000	230	24,770	(3,617)	21,383
Net income	-	-	-	-	-	2	2
Balance as of June 30, 2022	-	-	2,300,000	230	24,770	(3,615)	2,385
Sale of Units in Public Offering, net of offering costs	-	-	-	-	379,243	-	379,243
Proceeds from Private Placement Units, net of offering costs	456,225	46	-	-	4,535,229	-	4,535,275
Proceeds from Sale of Rights, net of costs	-	-	-	-	53,094	-	53,094
Class A common stock issued to representative	100,000	10	-	-	68,990	-	69,000
Remeasurement adjustment of Class A ordinary shares to redemption value	-	-	-	-	(5,061,326)	(1,578,691)	(6,640,017)
Net loss	-	-	-	-	-	(209,044)	(209,044)
Balance as of September 30, 2022	556,225	$56	2,300,000	$230	$-	$(1,791,350)	$(1,791,064)

(1)	For the three and nine-months ended, included an aggregate of up to 300,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
(2)	Shares and the associated amounts have been retroactively restated to account for the share issuance in February 14, 2022 as discussed in Note 5.
(3)	On July 26, 2022, the Sponsor surrendered and forfeited 575,000 founder shares for no consideration following which the Sponsor holds 2,300,000 founder shares. All share amounts have been retroactively restated to reflect this surrender as discussed in Note 5.

The accompanying notes are an integral part of the unaudited financial statements.

GLOBAL STAR ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash flows from operating activities
Net income (loss)	$1,072,088	$(209,750)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(3,214,400)	(43,907)
Change in fair value of overallotment liability	-	(7,619)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	111,834	248,402
Other assets	49,526	(103,580)
Accounts payable and accrued expenses	425,150	456,833
Accrued franchise taxes	(145,457)	149,041
Income taxes payable	644,378	-
Advances from related parties	-	(42,384)
Net cash (used in) provided by operating activities	(1,056,881)	(49,768)
Cash flows from investing activities
Investment of cash into Trust Account	(125,000)	(82,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	1,189,115	-
Cash withdrawn from Trust Account in connection with redemption	42,680,726	-
Net cash provided by (used in) investing activities	43,744,841	(82,000,000)
Cash flows from financing activities
Proceeds from sale of Units in Public Offering, net of underwriting fee	-	79,200,000
Proceeds from sale of Private Placement Warrants	-	4,563,000
Proceeds from note payable	-	185,000
Repayment of note payable	-	(185,000)
Proceeds from Due from Sponsor	-	25,000
Proceeds from promissory note - related party	1,600,000	-
Redemption of common stock	(42,680,726)	-
Due to related party	-	112,500
Due from Sponsor	-	(10,530)
Payment of offering costs	(67,414)	(442,462)
Net cash (used in) provided by financing activities	(41,148,140)	83,447,258
Net change in cash	1,539,820	1,397,490
Cash at beginning of period	877,560	-
Cash at end of period	$2,417,380	$1,397,490

Non-cash investing and financing activities:
Remeasurement of Class A common stock to redemption value	$1,651,364	$-
Excise tax payable attributable to redemption of common stock	$426,807	$-
Offering costs included in accrued offering costs	$-	$40,349
Deferred underwriters’ commission	$-	$2,800,000
Class A ordinary shares remeasurement adjustment	$-	$6,640,017
Fair value of over-allotment option at issuance	$-	$52,594

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

As of September 30, 2023, the Company had two wholly-owned subsidiaries, GLST Merger Sub, Inc., a majority-owned subsidiary of the Company incorporated in Delaware on June 12, 2023 (“GLST Merger Sub”), and K Wave Media Ltd., a Cayman Islands exempted company formed on June 22, 2023 (See “Merger Agreement” section below).

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from July 24, 2019 (inception) through September 30, 2023, relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $4,788,510 consisting of $920,000 of underwriting fees (net of underwriter reimbursements), $3,220,000 of deferred underwriting fees payable, which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $648,510 of other offering costs related to the Initial Public Offering. The underwriters were also issued 115,000 shares of Class A common stock as representative shares, in connection with the IPO. Upon close of the Initial Public Offering, the Company recorded additional issuance costs of $79,338, the grant date fair value of the shares, with an offset to additional paid-in capital. As described in Note 6, the $3,220,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 21 months from the closing of the IPO pursuant to nine one-month extensions, from September 22, 2023 until June 22, 2024, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account $125,000 for each such one-month extension until June 22, 2024, unless the closing of the Company’s initial business combination shall have occurred. (See “Special Meeting” section below).

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

The proceeds in the trust account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule2a-7of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.

Special Meeting

On August 22, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination by an additional nine-months pursuant to nine one-month extensions, from September 22, 2023 to June 22, 2024 (the “New Termination Date”), subject to the approval of the Board of Directors of the Company (the “Board”), provided the sponsor or its designees deposit into the trust account a monthly amount equal to $125,000, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on August 28, 2023, a copy of which is attached as Exhibit 3.1 to this report and is incorporated by reference herein. At the Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.53 per share of the funds in the Trust Account. As a result, for the three and nine-month periods ended September 30, 2023, an aggregate of $42,680,726 was withdrawn from the Trust Account to pay such holders. Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,147,934. For the three and nine-month periods ended September, the Company deposited an aggregate of $125,000 into the Trust Account for the September Extension. On each of October 17, 2023 and November 17, 2023, the Company deposited $125,000 into the Company’s Trust allowing the Company to extend the period of time it has to consummate its initial business combination to December 22, 2023 (see Note 10). The Company has disclosed further details of the Meeting in a Form 8-K filed with the SEC on August 28, 2023, and September 27, 2023 (see Note 5).

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

The Company will have until December 22, 2023 (or up to June 22, 2024 in the event the Company extends the term to the fullest), to consummate a Business Combination. If we do not complete our initial business combination by June 22, 2024, or (i) as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination prior to the New Termination date, the public stockholders will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the New Termination Date unless our initial business combination shall have occurred earlier and, therefore, we do not intend to comply with those procedures. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date (see Note 10).

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than the independent public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the trust account due to reductions in the value of the trust assets as of the date of the liquidation of the trust account, if less than $10.25 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that any such executed waiver is deemed to be unenforceable against such third party, the Sponsor shall not be responsible to the extent of any liability for such third-party claims. The Sponsor shall have the right to defend against any such claim with counsel of its choice reasonably satisfactory to the Company if, within 15 days following written receipt of notice of the claim to the Sponsor, the Sponsor notifies the Company in writing that it shall undertake such defense. We have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Going Concern

As of September 30, 2023, the Company had cash of $2,417,380 in its operating bank accounts, $54,604,237 of cash and marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $950,019. As of September 30, 2023, $1,712,914 of the amount on deposit in the Trust Account represented interest income that is available to pay the Company’s tax obligations. From inception to date, the Company has withdrawn an aggregate of $1,198,615 for payment of franchise taxes, of which $1,189,115 was withdrawn during the nine-month period ended September 30, 2023.

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors, the Sponsor or their affiliates may, but are not obligated to loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or June 22, 2024.

However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, or if the Company’s shareholders approve an extension to the mandatory liquidation date beyond 21 months from the closing of the IPO, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company does not complete a Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

If the Company does not consummate a Business Combination by December 22, 2023 (or up to June 22, 2024 in the event the company extends the term to the fullest), there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40,“Presentation of Financial Statements - Going Concern,” the Company has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after 12 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if the Company extends the period of time to consummate a Business Combination). The financial statements do not include any adjustment that might be necessary, if the Company is unable to continue as a going concern.

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

On August 22, 2023, in connection with the implementation of the Extension, the Company’s public stockholders elected to redeem 4,052,066 Public Shares for a total of $42,680,726. As such the Company has recorded a 1% excise tax liability in the amount of $426,807 on the Company’s condensed balance sheets as of September 30, 2023. The liability does not impact the Company’s condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 2022, as filed with the SEC on May 25, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Cash and Marketable Securities Held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds that invest in U.S. Treasury Securities. The Company accounts for its marketable securities as Trading Securities under ASC 320, where securities are presented at fair value on the balance sheets and with unrealized gains or losses, if any, presented on the condensed consolidated statements of operations. From inception through September 30, 2023, the Company withdrew an aggregate of $1,198,615 of interest earned on the Trust Account to pay its income and franchise taxes, of which $1,189,115 was withdrawn during the nine-month period ended September 30, 2023.

Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC340-10-S99-1and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Offering costs, including underwriter fees, associated with the Units were allocated between temporary equity and the Public Warrants and the Public Rights by the relative fair value method. Offering costs of $648,510 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. The Company issued 115,000 shares of Class A Common Stock to the representative of the underwriter for services related to the Initial Public Offering. The shares have a grant date fair value of $79,338.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on September 30, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2023 and December 31, 2022, the Class A common stock reflected in the unaudited condensed consolidated balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2022	$94,797,761
Plus:
Remeasurement adjustment of Class A common stock to redemption value	1,651,364
Less:
Redemption of Class A common stock subject to redemption	(42,680,726)
Class A common stock subject to possible redemption at September 30, 2023	$53,768,399

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of September 30, 2023 and December 31, 2022 the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 65.1% and 0.0% for the three months ended September 30, 2023 and 2022, respectively, and 37.5% and 0.0% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21.0% for the three and nine months ended September 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

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

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2023		2022
Basic and diluted net income (loss) per share of common stock	Class A Common Stock	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$85,528	$23,408	$(54,446)	$(154,598)
Denominator:
Basic and diluted weighted average shares outstanding	8,403,811	2,300,000	704,348	2,000,000
Basic and diluted income (loss) per share of common stock	$0.01	$0.01	$(0.08)	$(0.08)

	For the Nine Months Ended September 30,
	2023		2022
Basic and diluted net income (loss) per share of common stock	Class A Common Stock	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$860,218	$211,870	$(22,252)	$(187,498)
Denominator:
Basic and diluted weighted average shares outstanding	9,338,258	2,300,000	237,363	2,000,000
Basic and diluted income (loss) per share of common stock	$0.09	$0.09	$(0.09)	$(0.09)

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

Fair Value of Financial Instruments

The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic815-40):Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

During the year ended December 31, 2021, the Sponsor agreed to purchase 2,300,000 shares of the Company’s Common stock (the “Founder Shares”) for $25,000. On February 14, 2022, the Sponsor received the 2,875,000 shares and paid the Company $25,000 in full satisfaction of the outstanding receivable. The Founder Shares include an aggregate of up to 300,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (see Note 9).In accordance with ASC 505, “Equity”, all shares, and the associated amounts have been retroactively restated to account for this share issuance. On April 5, 2022, the Sponsor entered into share transfer agreements (collectively, the “Share Transfer Agreements”) for an aggregate of 500,000 founder shares to the Company’s officers and directors (subject to certain performance conditions discussed in Note 8). On July 26, 2022, the Sponsor surrendered 575,000 founder shares to the Company for cancellation, for no consideration. All share amounts have been retroactively restated to reflect this surrender.

The Sponsor and each Insider agrees that (i) 50% of the Founder Shares (or shares of Common Stock issuable upon conversion thereof) will not be transferred, assigned or sold until the earlier of (A) six months after the date of the consummation of the Company’s initial business combination and (B) the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any30-tradingday period commencing after the Company’s initial business combination and (i) the remaining 50% of the Founder Shares (or shares of Common Stock issuable upon conversion thereof) will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of the Company’s initial business combination.

Due to Related Party

Prior to September 30, 2022, and in connection with the close of the overallotment on October 4, 2022, the Company received $112,250 which should have been deposited into the Sponsor’s bank account. The amount was transferred to the Trust Account prior to December 31, 2022.

At the close of the Initial Public Offering, a related party deposited $25,000 greater than the agreed upon initial investment. The Company repaid this amount in full, and no balance related to this transaction was outstanding as of September 30, 2023 and December 31, 2022.

Due to Sponsor

On September 22, 2022, a portion of the Initial Public Offering proceeds totaling $1,320,903 was deposited into the Sponsor’s bank account. The Sponsor transferred $1,310,373, which excludes a portion to pay down the Promissory Note (discussed below), to the Company on September 27, 2022. As of September 30, 2023, and December 31, 2022, the outstanding balance due to the Sponsor was $15,094.

Promissory Notes — Related Party

On February 14, 2022, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. Upon closing of the Initial Public Offering, the Company repaid the outstanding balance in full.

In order to finance transaction costs in connection with the Business Combination, our Sponsor extended to us a line of credit of up to $1,600,000 pursuant to a Promissory Note dated July 31, 2023 (“Sponsor Working Capital Loan”). Such Sponsor Working Capital Loan is without interest and is to be repaid on the later of (i) December 31, 2023 or (ii) upon the consummation of a Business Combination. The Sponsor in its sole discretion may elect to convert up to $1,500,000 amount of the Sponsor Working Capital Loan into the Company’s Common Stock at a price of $10.00 per share in lieu of cash repayment. The conversion options embedded in the Sponsor Working Capital Loan are considered related to those of an equity instrument. As a result, this would be considered a contract that would be issued or held by the Company that is (i) indexed to its own stock and (ii) classified in stockholders’ equity the Company’s statement of financial position; therefore, this embedded feature meets the scope exception criteria under ASC 815-10-15-74(a) and is not accounted for as a derivative instrument within the scope of ASC 815.

In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of September 30, 2023, the amount outstanding under the Sponsor Working Capital Loan was $1,600,000.

Advances From Related Party

The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. Upon close of the Initial Public Offering, the Company repaid the outstanding balance of $119,720 in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, there was no balance outstanding.

Administrative Support Agreement

The Sponsor has agreed to make available, or cause to be made available, to the Company, or any successor location of Global Star Acquisition 1 LLC, certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. In exchange therefore, the Company shall pay the Sponsor the sum of $10,000 per month on the Initial Public Offering date and continuing monthly thereafter until the Termination Date. For each of the three and nine months ended September 30, 2023 the Company incurred $30,000 and $91,666, respectively, of expenses pursuant to this agreement. For each of the three and nine months ended September 30, 2023, the company paid $30,000 and $110,000 respectively. As of September 30, 2023 the Company had a prepaid balance of $10,000 which is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. For each of the three and nine months ended September 30, 2022 the Company incurred $2,000 and $30,000, respectively, of expenses pursuant to this agreement. For each of the three and nine months ended September 30, 2023, the company paid $0 and $23,666, respectively. As of December 31, 2022, the Company had $8,334 in administrative fees included in accrued expenses which was repaid in January 2023.

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

Underwriting Agreement

The Company granted the underwriters a45-dayoption from the date of Initial Public Offering to purchase up to 1,200,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 4, 2022, the Company consummated the closing of the sale of 1,200,000 additional units at a price of $10 per unit upon receiving notice of the underwriters’ election to exercise their overallotment option generating additional gross proceeds of $12.0 million and incurred additional offering costs of $412,500 in underwriting fees, of which $262,500 are for deferred underwriting commissions. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 42,000 Private Placement Units to the Sponsor, generating gross proceeds of $420,000.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2023, and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2023, and December 31, 2022, there were 613,225 shares of Class A Common Stock issued and outstanding, excluding 5,147,934 and 9,200,000 shares of Class A Common Stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2023, and December 31, 2022, there were 2,300,000 shares of Class B common stock issued and outstanding, respectively.

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

Warrants—As of September 30, 2023 and December 31, 2022, there are 9,200,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the30-dayredemption period to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

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

As of September 30, 2023 and December 31, 2022, there are 498,225 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering. The Company accounts for the warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC815-40. Such guidance provides that the warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

Rights—Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one share of Class A common stock upon consummation of the initial business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of United States law.

The Company accounts for the rights issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC815-40. Such guidance provides that the rights are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

As of September 30, 2023, there are 500,000 shares that remain unvested as the Company determined that a Business Combination is not considered probable. Therefore, the remaining fair value of stock-based compensation expense associated with these shares totaling $1,150,000 has not been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

NOTE 9 — FAIR VALUE MEASUREMENTS

The Public Warrants were valued at $0.05 per warrant at the Initial Public Offering. Significant inputs included a risk free rate of 3.74%, volatility of 1.5%, probability of business combination of 7%, dividend of $0 and life of 5.88 years.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Description	Level	September 30, 2023	December 31, 2022
Assets:
Cash and Marketable securities held in Trust Account		1	$54,604,237	$95,134,678

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than as disclosed below or within these financial statements, the Company did not identify any subsequent events that would have required recognition or disclosure in the financial statements.

On each of October 17, 2023, and November 17, 2023, the Company caused to be deposited $125,000 into the Company’s Trust account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination to December 22, 2023 (the “Extension”).

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

Extension

On July 24, 2023, we filed a preliminary proxy (“Extension PRE14A”) with the Commission to call a Special Meeting of the shareholders to amend our Charter and Trust Agreement in order to extend the date by which we must consummate our Business Combination from September 22, 2023 to June 22, 2024, provided the Sponsor (or its affiliates or permitted designees) deposit into the Trust Account the lesser of (x) $125,000 or (y) $0.04 per share for each public share that is not redeemed in connection with the Special Meeting for each such one-month extension. On August 22, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination from September 22, 2023 to June 22, 2024, subject to the approval of the Board of Directors of the Company (the “Board”), provided the sponsor or its designees deposit into the trust account a monthly amount equal to $125,000, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on August 28, 2023, a copy of which is attached as Exhibit 3.1 to this report and is incorporated by reference herein. At the Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at a price of approximately $10.53 per share of the funds in the Trust Account. As a result, for the three and nine-month periods ended September 30, 2023 an aggregate of $42,680,726 was be removed from the Trust Account to pay such holders. Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,147,934. During the three and nine-month periods ended September 30, 2023, the Company deposited an aggregate of $125,000 into the Trust Account for the September Extension. On October 17, 2023, the Company deposited an aggregate of $125,000 into the Trust account the October Extension. The Company has disclosed further details of the Meeting in a Form 8-K filed with the SEC on August 28, 2023.

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

Results of Operations

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from July 24, 2019 (inception) through September 30, 2023, relates to organizational activities and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. We expect to continue to incur significant costs in the pursuit of our Business Combination. We cannot assure you that our plans to complete our Business Combination will be successful.

For the three months ended September 30, 2023, we had net income of $108,936, which consists of interest income on marketable securities held in the Trust Account of $1,058,863 and interest income – bank of $5,468, offset by operating costs of $742,722, which primarily consist of legal, professional and advisory fees as well as insurance expense, and a provision for income taxes of $212,673.

For the nine months ended September 30, 2023, we had net income of $1,072,088, which consists of interest income on marketable securities held in the Trust Account of $3,214,400 and interest income – bank of $5,667 offset by operating costs of $1,503,601, which primarily consist of legal, professional and advisory fees as well as insurance expense, and a provision for income taxes of $644,378.

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

As of September 30, 2023, we had available to us $2,417,380 of cash on our balance sheet and a working capital deficit of $950,019. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

Extension and Trust Withdrawal from Trust Account

At the Extension Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at an approximate price of approximately $10.53 per share of the funds in the Trust Account. As a result, during the three and nine-months ended September 30, 2023, an aggregate of $42,680,726 was withdrawn from the Trust Account to pay such holders. Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,147,934. The Company must deposit into the Trust Account $125,000 for the September Extension. The Company has disclosed further details of the Meeting in a Form 8-K filed with the SEC on August 28, 2023.

As of September 30, 2023, we had cash of $2,417,380 in our operating bank accounts, $54,604,237 of cash and marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $950,019. As of September 30, 2023, $1,712,914 of the amount on deposit in the Trust Account represented interest income that is available to pay our tax obligations.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through September 30, 2023, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company is experiencing difficulty in the accounting and reporting related to the existence of assets and corresponding income, as well as the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding income and expenses, which it experienced and reported as a material weakness in its Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, this material weakness in the disclosure controls and procedures over financial reporting has not been fully remediated.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities

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

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On August 22, 2023, we held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial Business Combination from September 22, 2023, to June 22, 2024, provided the Sponsor or its designees deposit into the trust account an amount equal to $125,000, prior to the commencement of each extension period (the “Extension”). In connection with the Extension, public stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.53 per share of the funds in the Trust Account. On August 29, 2023, we paid cash in the aggregate amount of $42,680,726 to redeeming shareholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended September 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2023	-	-	-	-

August 1 – August 31, 2023	-	-	-	-

September 1 – September 30, 2023	4,052,066	$10.53	-	-

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

GLOBAL STAR ACQUISITION INC.

Date: November 20, 2023	By:	/s/ Anthony Ang
Anthony Ang
Chief Executive Officer

Date: November 20, 2023	By:	/s/ Shan Cui
Shan Cui Chief Financial Officer