Form 10-K
period 2023-12-31
Global Star Acquisition Inc.
filed 2024-03-15
CIK 1922331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant was $96,324,000, based on a closing market price of $10.47 on the Nasdaq Stock Market.

As of March 15, 2024, there were 5,147,934 shares of the Company’s redeemable Class A Common Stock and 613,225 shares of the Company’s non-redeemable Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,300,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

i

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

Special Meeting. On August 22, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination from September 22, 2023 to June 22, 2024, subject to the approval of the Board of Directors of the Company (the “Board”), provided the sponsor or its designees deposit into the trust account a monthly amount equal to $125,000, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on August 28, 2023, a copy of which is attached as Exhibit 3.1 in the Form 8-K filed with the SEC on August 28, 2023 and is incorporated by reference herein. At the Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at a price of approximately $10.53 per share of the funds in the Trust Account. As a result, an aggregate of $42,680,726 was removed from the Trust Account to pay such holders. Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,147,934. Through December 31, 2023, the Company made four monthly payments of $125,000 in the Trust Account for Extension through January 22, 2024. Subsequent to December 31, 2023, the Company made two additional monthly payments of $125,000 in the Trust Account for Extension through March 22, 2024.

Merger Agreement. On June 15, 2023, our Company and K Enter Holdings Inc., a Delaware corporation (the “K Enter”) entered into a definitive Merger Agreement (as amended by that certain First Amendment, the “Merger Agreement”) pursuant to which, among other things, (i) we will merge with and into K Wave Media Ltd., a Cayman Islands exempted company, formed on June 22, 2023, and wholly-owned subsidiary of the Company (the “Purchaser”), with Purchaser continuing as the surviving corporation (the “Reincorporation Merger”) and (ii) GLST Merger Sub Inc., a Delaware corporation, formed on June 12, 2023 and wholly-owned subsidiary of Purchaser (the “Merger Sub”) will merge with and into K Enter, with K Enter surviving the merger as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement, together, are referred to herein as the “Proposed Business Combination”. Pursuant to the Merger Agreement, the parent of the combined company will be named “K Wave Media Ltd.” and we expect that the securities of the parent of the combined company will be listed on The Nasdaq Stock Market.

Merger Consideration

Upon the effective time of the Reincorporation Merger, (i) each issued and outstanding share of common stock of the Company (the “Company Common Stock”), other than Company Common Stock that are owned by the Company as treasury shares or any Company Common Stock owned by any direct or indirect wholly owned subsidiary of the Company, will be converted automatically into one ordinary share of the Purchaser (the “Purchaser Ordinary Share”), and (ii) each issued and outstanding warrant of the Company will convert automatically into a warrant to purchase one Purchaser Ordinary Share at a price of $11.50 per whole share (the “Purchaser Warrant”), (iii) each issued and outstanding right of the Company shall convert automatically into a right to receive one-tenth (1/10) of one Purchaser Ordinary Share at the closing of a business combination (the “Purchaser Right”), and (iv) each issued and outstanding unit of the Company shall separate and convert automatically into one Purchaser Ordinary Share, one Purchaser Warrant and one Purchaser Right. Each of the Purchaser Warrants and Purchaser Rights shall have, and be subject to, the same terms and conditions set forth in the applicable agreements governing the warrants of the Company and the rights of the Company, respectively. At the closing of the Reincorporation Merger, all common stock, warrants, rights, units, and other securities of the Company shall cease to be outstanding and shall automatically be canceled and retired and shall cease to exist.

Upon the closing of the Acquisition Merger, (i) each share of K Enter capital stock, if any, that is owned by Company or Merger Sub (or any other subsidiary of Company) or K Enter (as treasury stock or otherwise), will automatically be cancelled and retired without any conversion, (ii) each share of K Enter preferred stock issued and outstanding shall be deemed converted into shares of K Enter common stock, (iii) each share of K Enter common stock issued and outstanding, including shares of K Enter common stock deemed outstanding as a result of the mandatory conversion of K Enter preferred stock, shall be converted into the right to receive a number of Purchaser Ordinary Shares equal to the Conversion Ratio, and (iv) each share of Merger Sub common stock issued and outstanding shall be converted into and become one newly issued, fully paid and nonassessable share of K Enter common stock. Conversion Ratio means the quotient obtained by dividing (a) 59,000,000 Purchaser Ordinary Shares, by (b) the Aggregate Fully Diluted K Enter Common Shares. Aggregate Fully Diluted K Enter Common Shares means the sum of (a) all shares of K Enter common stock that are issued and outstanding immediately prior to the Closing; plus (b) the aggregate shares of K Enter common stock issuable upon conversion of all shares of K Enter preferred stock that are issued and outstanding immediately prior to the Closing; plus (c) the aggregate shares of K Enter common stock issuable upon full conversion, exercise or exchange of any other securities of K Enter outstanding immediately prior to the Closing directly or indirectly convertible into or exchangeable or exercisable for K Enter.

Conditions to Closing

The Closing is subject to certain customary conditions, including, among other things, (i) approval by the Company’s stockholders of the Merger Agreement and related proposals, (ii) approval by K Enter’s shareholders of the Merger Agreement, (iii) the effectiveness of a registration statement on Form F-4 (the “Registration Statement”) to be filed by Purchaser relating to the Business Combination, which will contain a proxy statement of the Company in connection with its solicitation for proxies for the vote by stockholders of the Company in connection with the Business Combination and other matters as described in the Registration Statement, (iv) the approval for Purchaser’s initial listing application with Nasdaq or an alternate exchange, (v) the Company having at least $5,000,001 of net tangible assets, (vi) the accuracy of each party’s representations and warranties, except generally as would not have a Material Adverse Effect and in the case of certain fundamental representations, in all material respects, (vii) compliance by each party with pre-closing covenants in all material respects, (viii) the absence of any legal restraints or injunctions enjoining or prohibiting the consummation of the Business Combination, (ix) the receipt, expiration or termination of applicable government approvals and antitrust waiting periods, (x) the Reincorporation Merger has been consummated and the applicable certificates has filed in the appropriate jurisdictions, (xi) the acquisition of certain entities of the Six Korean Entities have been consummated, and (xii) the Purchaser and Merger Sub having entered into a joinder to the merger agreement.

Covenants, Representations and Warranties

The parties to the Merger Agreement have made covenants that are customary for transactions of this nature, including, among others, obligations on (i) the parties to conduct, as applicable, their respective businesses in the ordinary course and consistent with past practice through the Closing, (ii) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) the Company and Purchaser to jointly prepare the Registration Statement, and Purchaser to file the Registration Statement, and the Company to take certain other actions for the Company to obtain the requisite approval of stockholders of the Company of certain proposals regarding the Business Combination, and (v) the Company to exercise its right to extend its deadline to complete its initial business combination.

The parties to the Merger Agreement have made representations and warranties that are customary for transactions of this nature. The representations and warranties of the respective parties to the Merger Agreement generally will not survive the Closing.

Termination

The Merger Agreement may be terminated by either K Enter or the Company under certain circumstances, including, among others, (i) by written consent of both K Enter or the Company, (ii) by either K Enter or the Company if the Closing has not occurred by the earlier of June 22, 2024 and the material breach or violation of any representation, warranty, covenant or obligation by the party seeking to terminate the Merger Agreement was not the cause of, or resulted in, the failure of the Closing to occur on or before June 22, 2024, (iii) by either K Enter or the Company if the Business Combination is permanently enjoined, prohibited or prevented by the terms of a final, non-appealable governmental order, (iv) by either K Enter or the Company if the other party has materially breached their respective representations or covenants under the Merger Agreement and has not timey cured such breach.

Following the termination of the Merger Agreement, there shall be no liability on the part of any party except for certain provisions that survive the termination.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, copy of which, is filed as Exhibit 2.1 in a Form 8-K filed with the SEC on June 22, 2023.

Lock-Up Agreement

At the Closing, Purchaser, Global Star Acquisition 1 LLC, a Delaware limited liability company (the “Sponsor”), certain former stockholders of K Enter (such stockholders, the “Target Holders”), and other persons and entities (collectively, the “Holders” and each, a “Holder”), will enter into lock-up agreements (the “Lock-Up Agreements”) with respect to the Purchaser Ordinary Shares and Purchaser Warrants held by the Sponsor immediately following the Closing, and the Purchaser Ordinary Shares held by the Target Holders immediately following the Closing (the “Lock-Up Shares”), pursuant to which, each Holder agreed not to offer, sell, contract to sell, pledge, grant any option to purchase, or otherwise dispose of, directly or indirectly, any Lock-Up Shares during the application lock-up period, on the terms and subject to the conditions set forth in the Lock-Up Agreement. Lock-up period means, (i) with respect to 50% of the Lock-up Shares, the earlier of (A) six months after the Closing and (B) the date on which the closing price of the Purchaser’s Ordinary Shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, rights issuances, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the date hereof and (ii) with respect to the remaining 50% Lock-up Shares (or Ordinary Shares issuable upon conversion thereof), six months after the Closing.

The foregoing description of the Lock-Up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Lock-Up Agreement, a form of which is filed as Exhibit 10.1 in a Form 8-K filed with the SEC on June 22, 2023.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, the Purchaser, the Sponsor, certain former stockholders of the Company (such stockholders, together with the Sponsor, the “Company Holders”), and certain former stockholders of K Enter, will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Purchaser will be obligated to file a registration statement to register the resale, pursuant to Rule 415 under the Securities Act of 1933, as amended, of certain securities of Purchaser held by the parties to the Registration Rights Agreement. The Registration Rights Agreement will also provide the Sponsor, the Company Holders, the Target Holders with unlimited “piggy-back” registration rights, subject to certain requirements and customary conditions.

The Registration Rights Agreement amends and restates the registration rights agreement that was entered into by the Company, the Sponsor and the other parties thereto in connection with the Company’s initial public offering. The Registration Rights Agreement will terminate on the earlier of (a) the five year anniversary of the date of the Registration Rights Agreement or (b) with respect to any holder, on the date that such holder no longer holds any Registrable Securities (as defined therein).

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Registration Rights Agreement, a form of which is filed as Exhibit 10.2 in a Form 8-K filed with the SEC on June 22, 2023.

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

Purchase Agreement

In connection with this Merger Agreement, on July 12, 2023, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and between the Company, K Enter, and Global Star Acquisition I LLC, a Delaware limited liability company (the “Sponsor”). Pursuant to the Purchase Agreement, K Enter will purchase from the Sponsor 160,000 shares of Class B common stock (“the SPAC Securities”) for an aggregate purchase price of $1,600,000 (the “Purchase Price”) payable within 10 days from the effective date of the Purchase Agreement.

In addition to the payment of the Purchase Price, K Enter acknowledged that (x) it is an accredited investor as defined by Rule 501 of the Securities Act, (y) and has knowledge and experience in financial and business matters and in investments of this type and is capable of evaluating the merits and risks of the SPAC Securities and of making an informed investment decision. K Enter further acknowledged and agreed that the SPAC Securities: (a) are subject to limitations on transfer, (b) are being acquired pursuant to an exemption from registration under the Securities Act with no present intention to distribute them to any person in violation of the Securities Act or any applicable U.S. state, (c) will not be sold except in compliance with the Securities Act and any applicable U.S. state securities laws, and in accordance with any limitations set forth in any applicable lock-up agreements applicable to the SPAC Securities.

The foregoing description of the Purchase Agreement is a summary only and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is attached as Exhibit 10.2 in the Form 8-K filed with the SEC on July 17, 2023.

First Amendment

On March 11, 2024, the Company, K Enter, Purchaser, and Merger Sub entered into a First Amendment to the Merger Agreement (the “First Amendment”) to amend certain of the terms of the Merger Agreement. The First Amendment (i) reduces the base value of the merger consideration to be received by Company shareholders from $610 million to $590 million, and (ii) removes in its entirety respective references to the “Share Purchase Agreement” dated April 12, 2023 with certain sellers of First Virtual Lab Inc. from its disclosure schedules and includes the “Termination Agreement and Re-Purchase Option Agreement, dated March 5, 2024, by and among Sungkwon Kim, King Bear Film LLC and K Enter Holdings Inc” to the disclosure schedule. Pursuant to Section 141(f) of the General Corporation Law of the State of Delaware and Section 4.5 of the Company’s bylaws, the board approved and authorized the First Amendment on March 11, 2024. The board obtained an updated fairness opinion with respect to the First Amendment. The modification in the purchase consideration was made in connection with the cessation of the planned acquisition of a majority equity stake in First Virtual Lab Inc.

The foregoing description of the First Amendment is a summary only and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is attached as Exhibit in the Form 8-K filed with the SEC on March 14, 2024.

Our Company

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

We believe the traditional IPO and direct listing processes are not designed for these types of companies to execute on their ambitious strategies. We believe using a SPAC structure is a disruptive alternative to, and creates more efficiencies than, the traditional IPO approach. We also believe that because the industries in which we have particular expertise, and in which we will seek to identify a potential business combination target, are often overlooked by traditional venture capital, public equity and private equity investors, many high-quality companies in these industries are not well suited to a traditional IPO, direct listing or private equity buyout transaction. Therefore, we believe our focus on these particular industries will provide unique access to the highest quality companies and management teams and a substantial number of proprietary business combination opportunities. Our mission is to create a better solution to the conventional IPO for these high growth, disruptive technology and technology-enabled companies, which addresses their needs for capital and liquidity, while overcoming the key points of friction in the traditional IPO path.

Our Management Team

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

For additional discussion of the general development of our business, see our final prospectus on Form 424B4, filed with the SEC on September 21, 2022.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, except as follows, there have been no material changes to the risk factors disclosed in our final prospectus dated September 21, 2022, filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

As discussed in Item 9A “Controls and Procedures”, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2023. We concluded that the Company is experiencing some difficulty in the accounting and reporting related to the existence of assets and corresponding income, as well as the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding income and expenses which it experienced and reported as a material weakness in their last report of September 30, 2023. Additionally, the Company has not evidenced oversight of the Company’s financial statements and related disclosures as of December 31, 2023. These material weaknesses in the disclosure controls and procedures as of December 31, 2023 have not been remediated and therefore our disclosure controls were not effective.

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

Major bank failure or sustained financial market illiquidity, could adversely affect our business, financial condition and results of operations.

We face certain risks in the event of a sustained deterioration of domestic or international financial market liquidity. In particular:

●	We may be unable to access funds in our deposit accounts on a timely basis. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs.

●	In the event of a major bank failure, we could face major risks to the recovery of our bank deposits. A substantial portion of our cash and cash equivalents are either held at banks that are not subject to insurance protection against loss or exceed the deposit insurance limit. While we are not currently aware of any liquidity issues directly impacting the financial institutions where we hold cash deposits or securities, if financial liquidity deteriorates, there can be no assurance we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

We have no operating history and are subject to a mandatory liquidation and a subsequent dissolution requirement if we do not complete an initial business combination by June 22, 2024. As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by the applicable deadline. If we are unable to complete an initial business combination by the deadline, we will be forced to liquidate.

We are a blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by June 22, 2024. There can be no assurance that we will complete a business combination by this time. If we do not complete our initial business combination by June 22, 2024, we will (i) ease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We believe cybersecurity is critical to advancing our business securely. We face a multitude of cybersecurity threats, and may experience, cyber incidents in the normal course of business. Such cybersecurity threats could have a material adverse effect on our business, financial condition, operations, results of operations, performance, cash flows or reputation. Our service providers (including the transfer agent), and other business contacts may face similar cybersecurity threats, and a cybersecurity incident impacting these persons or entities could materially adversely affect our operations, performance and results of operations.

These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity. The Board and/or our Audit Committee oversee our cybersecurity risk exposures and the steps taken by management to identify, monitor and mitigate cybersecurity risks to align our risk exposure with our strategic objectives. With respect to such cybersecurity risk oversight, our Board and/or our Audit Committee receive periodic reports and/or updates from management on the primary cybersecurity risks facing us and the measures we are taking to mitigate such risks. In addition to such reports and updates, our Board and/or our Audit Committee receive updates from management as to changes to our cybersecurity risk profile or certain newly identified risks. In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident identification, mitigation, recovery and notification to legal counsel, senior leadership and the Board or Audit Committee, as appropriate.

While cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

Item 2. Properties

Our executive offices are located at 1641 International Drive, Unit 208, McLean, VA 22102, and our telephone number is (703) 790-0717. We have agreed to pay Global Star Acquisition 1 LLC, our sponsor, of $10,000 per month on the Initial Public Offering date and continuing monthly thereafter until the Termination Date, for office space, utilities, and secretarial and administrative support. For the year ended December 31, 2023, the Company incurred $121,666 (including a catch up payment of $1,666 for the previous year) of expenses pursuant to this agreement. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

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

Our units, public shares, public warrants, and public rights are each traded on the Nasdaq Stock Market under the symbols “GLSTU,” “GLST”, “GLSTW,” and “GLSTR” respectively. Our units commenced public trading on September 22, 2022, and our public shares, public warrants and public rights commenced separate public trading on November 10, 2022. Our Class B common stock is not listed on any exchange.

(b)	Holders

As of February 20, 2024, there were 17 holders of record of shares of our common stock, 3 holders of record of our public warrants and 1 holder of record of our public rights. A substantially greater number of holders of common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions. As a result, we are unable to estimate the total number of stockholders represented by the record holders of our common stock public warrants or public rights.

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

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

A total of $94,300,000 of the proceeds from the initial public offering and the sale of the private placement warrants, was placed in a U.S.- based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The remainder of the proceeds were used to pay offering expenses incurred in connection with our initial public offering and for working capital.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward- looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

Special Meeting. On August 22, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination from September 22, 2023 to June 22, 2024, subject to the approval of the Board of Directors of the Company (the “Board”), provided the sponsor or its designees deposit into the trust account a monthly amount equal to $125,000, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on August 28, 2023, a copy of which is attached as Exhibit 3.1 in the Form 8-K filed with the SEC on August 28, 2023 and is incorporated by reference herein. At the Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at a price of approximately $10.53 per share of the funds in the Trust Account. As a result, an aggregate of $42,680,726 was removed from the Trust Account to pay such holders. Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,147,934. Through December 31, 2023, the Company made four monthly payments of $125,000 in the Trust Account for Extension through January 22, 2024. Subsequent to December 31, 2023, the Company made two additional monthly payments of $125,000 in the Trust Account for Extension through March 22, 2024.

Merger Agreement

On June 15, 2023, our Company and K Enter Holdings Inc., a Delaware corporation (the “K Enter”) entered into a definitive Merger Agreement (as amended by that certain First Amendment, the “Merger Agreement”) pursuant to which, among other things, (i) we will merge with and into K Wave Media Ltd., a Cayman Islands exempted company, formed on June 22, 2023, and wholly-owned subsidiary of the Company (the “Purchaser”), with Purchaser continuing as the surviving corporation (the “Reincorporation Merger”) and (ii) GLST Merger Sub Inc., a Delaware corporation, formed on June 12, 2023 and wholly-owned subsidiary of Purchaser (the “Merger Sub”) will merge with and into K Enter, with K Enter surviving the merger as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement, together, are referred to herein as the “Proposed Business Combination”. Pursuant to the Merger Agreement, the parent of the combined company will be named “K Wave Media Ltd.” and we expect that the securities of the parent of the combined company will be listed on The Nasdaq Stock Market.

Merger Consideration

Upon the effective time of the Reincorporation Merger, (i) each issued and outstanding share of common stock of the Company (the “Company Common Stock”), other than Company Common Stock that are owned by the Company as treasury shares or any Company Common Stock owned by any direct or indirect wholly owned subsidiary of the Company, will be converted automatically into one ordinary share of the Purchaser (the “Purchaser Ordinary Share”), and (ii) each issued and outstanding warrant of the Company will convert automatically into a warrant to purchase one Purchaser Ordinary Share at a price of $11.50 per whole share (the “Purchaser Warrant”), (iii) each issued and outstanding right of the Company shall convert automatically into a right to receive one-tenth (1/10) of one Purchaser Ordinary Share at the closing of a business combination (the “Purchaser Right”), and (iv) each issued and outstanding unit of the Company shall separate and convert automatically into one Purchaser Ordinary Share, one Purchaser Warrant and one Purchaser Right. Each of the Purchaser Warrants and Purchaser Rights shall have, and be subject to, the same terms and conditions set forth in the applicable agreements governing the warrants of the Company and the rights of the Company, respectively. At the closing of the Reincorporation Merger, all common stock, warrants, rights, units, and other securities of the Company shall cease to be outstanding and shall automatically be canceled and retired and shall cease to exist.

Upon the closing of the Acquisition Merger, (i) each share of K Enter capital stock, if any, that is owned by Company or Merger Sub (or any other subsidiary of Company) or K Enter (as treasury stock or otherwise), will automatically be cancelled and retired without any conversion, (ii) each share of K Enter preferred stock issued and outstanding shall be deemed converted into shares of K Enter common stock, (iii) each share of K Enter common stock issued and outstanding, including shares of K Enter common stock deemed outstanding as a result of the mandatory conversion of K Enter preferred stock, shall be converted into the right to receive a number of Purchaser Ordinary Shares equal to the Conversion Ratio, and (iv) each share of Merger Sub common stock issued and outstanding shall be converted into and become one newly issued, fully paid and nonassessable share of K Enter common stock. Conversion Ratio means the quotient obtained by dividing (a) 59,000,000 Purchaser Ordinary Shares, by (b) the Aggregate Fully Diluted K Enter Common Shares. Aggregate Fully Diluted K Enter Common Shares means the sum of (a) all shares of K Enter common stock that are issued and outstanding immediately prior to the Closing; plus (b) the aggregate shares of K Enter common stock issuable upon conversion of all shares of K Enter preferred stock that are issued and outstanding immediately prior to the Closing; plus (c) the aggregate shares of K Enter common stock issuable upon full conversion, exercise or exchange of any other securities of K Enter outstanding immediately prior to the Closing directly or indirectly convertible into or exchangeable or exercisable for K Enter.

Conditions to Closing

The Closing is subject to certain customary conditions, including, among other things, (i) approval by the Company’s stockholders of the Merger Agreement and related proposals, (ii) approval by K Enter’s shareholders of the Merger Agreement, (iii) the effectiveness of a registration statement on Form F-4 (the “Registration Statement”) to be filed by Purchaser relating to the Business Combination, which will contain a proxy statement of the Company in connection with its solicitation for proxies for the vote by stockholders of the Company in connection with the Business Combination and other matters as described in the Registration Statement, (iv) the approval for Purchaser’s initial listing application with Nasdaq or an alternate exchange, (v) the Company having at least $5,000,001 of net tangible assets, (vi) the accuracy of each party’s representations and warranties, except generally as would not have a Material Adverse Effect and in the case of certain fundamental representations, in all material respects, (vii) compliance by each party with pre-closing covenants in all material respects, (viii) the absence of any legal restraints or injunctions enjoining or prohibiting the consummation of the Business Combination, (ix) the receipt, expiration or termination of applicable government approvals and antitrust waiting periods, (x) the Reincorporation Merger has been consummated and the applicable certificates has filed in the appropriate jurisdictions, (xi) the acquisition of certain entities of the Six Korean Entities have been consummated, and (xii) the Purchaser and Merger Sub having entered into a joinder to the merger agreement.

Covenants, Representations and Warranties

The parties to the Merger Agreement have made covenants that are customary for transactions of this nature, including, among others, obligations on (i) the parties to conduct, as applicable, their respective businesses in the ordinary course and consistent with past practice through the Closing, (ii) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) the Company and Purchaser to jointly prepare the Registration Statement, and Purchaser to file the Registration Statement, and the Company to take certain other actions for the Company to obtain the requisite approval of stockholders of the Company of certain proposals regarding the Business Combination, and (v) the Company to exercise its right to extend its deadline to complete its initial business combination.

The parties to the Merger Agreement have made representations and warranties that are customary for transactions of this nature. The representations and warranties of the respective parties to the Merger Agreement generally will not survive the Closing.

Termination

The Merger Agreement may be terminated by either K Enter or the Company under certain circumstances, including, among others, (i) by written consent of both K Enter or the Company, (ii) by either K Enter or the Company if the Closing has not occurred by the earlier of June 22, 2024 and the material breach or violation of any representation, warranty, covenant or obligation by the party seeking to terminate the Merger Agreement was not the cause of, or resulted in, the failure of the Closing to occur on or before June 22, 2024, (iii) by either K Enter or the Company if the Business Combination is permanently enjoined, prohibited or prevented by the terms of a final, non-appealable governmental order, (iv) by either K Enter or the Company if the other party has materially breached their respective representations or covenants under the Merger Agreement and has not timey cured such breach.

Following the termination of the Merger Agreement, there shall be no liability on the part of any party except for certain provisions that survive the termination.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, copy of which, is filed as Exhibit 2.1 in a Form 8-K filed with the SEC on June 22, 2023.

Lock-Up Agreement

At the Closing, Purchaser, Global Star Acquisition 1 LLC, a Delaware limited liability company (the “Sponsor”), certain former stockholders of K Enter (such stockholders, the “Target Holders”), and other persons and entities (collectively, the “Holders” and each, a “Holder”), will enter into lock-up agreements (the “Lock-Up Agreements”) with respect to the Purchaser Ordinary Shares and Purchaser Warrants held by the Sponsor immediately following the Closing, and the Purchaser Ordinary Shares held by the Target Holders immediately following the Closing (the “Lock-Up Shares”), pursuant to which, each Holder agreed not to offer, sell, contract to sell, pledge, grant any option to purchase, or otherwise dispose of, directly or indirectly, any Lock-Up Shares during the application lock-up period, on the terms and subject to the conditions set forth in the Lock-Up Agreement. Lock-up period means, (i) with respect to 50% of the Lock-up Shares, the earlier of (A) six months after the Closing and (B) the date on which the closing price of the Purchaser’s Ordinary Shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, rights issuances, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the date hereof and (ii) with respect to the remaining 50% Lock-up Shares (or Ordinary Shares issuable upon conversion thereof), six months after the Closing.

The foregoing description of the Lock-Up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Lock-Up Agreement, a form of which is filed as Exhibit 10.1 in a Form 8-K filed with the SEC on June 22, 2023.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, the Purchaser, the Sponsor, certain former stockholders of the Company (such stockholders, together with the Sponsor, the “Company Holders”), and certain former stockholders of K Enter, will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Purchaser will be obligated to file a registration statement to register the resale, pursuant to Rule 415 under the Securities Act of 1933, as amended, of certain securities of Purchaser held by the parties to the Registration Rights Agreement. The Registration Rights Agreement will also provide the Sponsor, the Company Holders, the Target Holders with unlimited “piggy-back” registration rights, subject to certain requirements and customary conditions.

The Registration Rights Agreement amends and restates the registration rights agreement that was entered into by the Company, the Sponsor and the other parties thereto in connection with the Company’s initial public offering. The Registration Rights Agreement will terminate on the earlier of (a) the five year anniversary of the date of the Registration Rights Agreement or (b) with respect to any holder, on the date that such holder no longer holds any Registrable Securities (as defined therein).

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Registration Rights Agreement, a form of which is filed as Exhibit 10.2 in a Form 8-K filed with the SEC on June 22, 2023.

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

Purchase Agreement

In connection with this Merger Agreement, on July 12, 2023, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and between the Company, K Enter, and Global Star Acquisition I LLC, a Delaware limited liability company (the “Sponsor”). Pursuant to the Purchase Agreement, K Enter will purchase from the Sponsor 160,000 shares of Class B common stock (“the SPAC Securities”) for an aggregate purchase price of $1,600,000 (the “Purchase Price”) payable within 10 days from the effective date of the Purchase Agreement.

In addition to the payment of the Purchase Price, K Enter acknowledged that (x) it is an accredited investor as defined by Rule 501 of the Securities Act, (y) and has knowledge and experience in financial and business matters and in investments of this type and is capable of evaluating the merits and risks of the SPAC Securities and of making an informed investment decision. K Enter further acknowledged and agreed that the SPAC Securities: (a) are subject to limitations on transfer, (b) are being acquired pursuant to an exemption from registration under the Securities Act with no present intention to distribute them to any person in violation of the Securities Act or any applicable U.S. state, (c) will not be sold except in compliance with the Securities Act and any applicable U.S. state securities laws, and in accordance with any limitations set forth in any applicable lock-up agreements applicable to the SPAC Securities.

The foregoing description of the Purchase Agreement is a summary only and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is attached as Exhibit 10.2 in the Form 8-K filed with the SEC on July 17, 2023.

First Amendment

On March 11, 2024, the Company, K Enter, Purchaser, and Merger Sub entered into a First Amendment to the Merger Agreement (the “First Amendment”) to amend certain of the terms of the Merger Agreement. The First Amendment (i) reduces the base value of the merger consideration to be received by Company shareholders from $610 million to $590 million, and (ii) removes in its entirety respective references to the “Share Purchase Agreement” dated April 12, 2023 with certain sellers of First Virtual Lab Inc. from its disclosure schedules and includes the “Termination Agreement and Re-Purchase Option Agreement, dated March 5, 2024, by and among Sungkwon Kim, King Bear Film LLC and K Enter Holdings Inc” to the disclosure schedule. Pursuant to Section 141(f) of the General Corporation Law of the State of Delaware and Section 4.5 of the Company’s bylaws, the board approved and authorized the First Amendment on March 11, 2024. The board obtained an updated fairness opinion with respect to the First Amendment. The modification in the purchase consideration was made in connection with the cessation of the planned acquisition of a majority equity stake in First Virtual Lab Inc.

The foregoing description of the First Amendment is a summary only and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is attached as Exhibit in the Form 8-K filed with the SEC on March 14, 2024.

Results of Operations

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from July 24, 2019 (inception) through December 31, 2023, relates to organizational activities and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. We expect to continue to incur significant costs in the pursuit of our Business Combination. We cannot assure you that our plans to complete our Business Combination will be successful.

For the year ended December 31, 2023, we had net income of $1,044,077, which consists of interest income on marketable securities held in the Trust Account of $3,942,920 and interest income – bank of $23,833 offset by operating costs of $2,126,947, which primarily consist of legal, professional and advisory fees as well as insurance expense, and a provision for income taxes of $795,729. The increase in the operating costs compared to 2022 is largely due to the merger and acquisition activities undertaken by the Company.

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

Transaction costs amounted to $4,788,510 consisting of $920,000 of underwriting fees (net of underwriter reimbursements), $3,220,000 of deferred underwriting fees payable, which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $648,510 of other offering costs related to the Initial Public Offering. The underwriters were also issued 115,000 shares of Class A common stock as representative shares, in connection with the IPO. Upon close of the Initial Public Offering, the Company recorded additional issuance costs of $79,338, the grant date fair value of the shares, with an offset to additional paid-in capital. As described in Note 6 — Commitments and Contingencies, of the Notes to the Consolidated Financial Statements contained in this report, the $3,220,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 12 months (or up to 21 months from the closing of the IPO at the election of the company in nine one-month extensions) from the closing of the Initial Public Offering.

As of December 31, 2023, we had $1,506,914 of cash on our balance sheet, including $723,012 of cash restricted for payment of Company’s taxes and a working capital deficit of $2,081,550. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

As previously disclosed on July 31, 2023, in a Form 8-K filed with the SEC, we issued a promissory note (the “Note”) in the principal amount of $1,600,000 to our Sponsor. The Note was issued in connection with a $1,600,000 loan the Sponsor has made to us for working capital expenses. If we complete the Business Combination, we would repay the Note out of the proceeds of the Trust Account released to us. Otherwise, the Note would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay the Note but no proceeds from the Trust Account would be used to repay the Note. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into units of the Company at a price of $10.00 per unit (the “Conversion Units”) in lieu of cash repayment. The principal balance of the Note is payable by us on the later of: (i) December 31, 2023, or (ii) the date on which we consummate a Business Combination. No interest shall accrue on the unpaid principal balance of the Note. $1,590.000 was drawn and outstanding under the Note as of December 31, 2023

The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Extension and Trust Withdrawal from Trust Account

At the Extension Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at an approximate price of approximately $10.53 per share of the funds in the Trust Account. As a result, during the year ended December 31, 2023, an aggregate of $42,680,726 was withdrawn from the Trust Account to pay such holders. Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,147,934. The Company has disclosed further details of the Meeting in a Form 8-K filed with the SEC on August 28, 2023.

As of December 31, 2023, we had cash of $1,506,914 in our operating bank accounts, $55,707,757 of marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $2,081,550. As of December 31, 2023, $2,441,434 of the amount on deposit in the Trust Account represented interest income that is available to pay our tax obligations, net of amounts previously withdrawn.

We may raise additional capital through loans or additional investments from the Sponsor or our stockholders, officers, directors, or third parties. Our officers and directors, the Sponsor or their affiliates may but are not obligated to loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Based on the foregoing, we do not believe we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or June 22, 2024, or such earlier date as determine by our board of directors, the deadline to complete a Business Combination pursuant to our Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Agreements with Service Providers

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

On September 24, 2023, the Company has engaged EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) to act as the exclusive placement agent (“Placement Agent”) for the Company, in connection with the proposed offering by private placement of equity or equity-linked securities in the form of a PIPE, forward purchase arrangement or similar type of equity line financing (the “Placement”) to “qualified institutional buyers” as such term is defined in Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and to the institutional accredited investors as such term is defined in Regulation D promulgated under the Securities Act of the Company’s equity or equity-linked securities, including warrants, options or other rights to purchase such securities (collectively, the “Securities”). In case of successful Placements, a non-refundable cash placement fee (the “Placement Fee”), payable at each closing of a Placement, in an amount equal to seven percent (7.0%), as well as foreign placement fee of 1%, and reduced placement fee of 1% of the aggregate gross proceeds from the sale of all Securities in the Placement would be due and payable to EF Hutton.

On November 27, 2023, the Company engaged MZHCI, LLC, a MZ Group Company (“MZHCI”) as its public relations consultant starting from January 1, 2024 (the “MZHCI Agreement”). According to terms of the MZHCI Agreement, MZHCI will be paid a monthly fee of $10,000 for its services for the period of the Proposed Business Combination starting from January 1, 2023, which will increase to $14,000 (subject to 5% cost of living adjustment) upon closing of the Proposed Business Combination. In addition, upon a successful closing of the Proposed Business Combination, the Company will issue to MZHCI $150,000 worth of the Company’s restricted stock as valued on the first day of trading post-closing.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted principles, which require management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses for the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable taking into account our circumstances and future expectations based on the available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if (i) the accounting estimate requires to make assumptions about matters that were highly uncertain at the time when the accounting estimate was made; and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material amount on our financial condition or results of operations. There are items in our financial statements that require estimation but are not deemed to be critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgements, see Note 2– Summary of Significant Accounting Policies Basis of Presentation in the Notes to the Consolidated Financial Statements included in this report.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our consolidated balance sheets.

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

Net Income per Common Share

Net income per common share of common stock is computed by dividing net income by the weighted average number of common shares issued and outstanding during the period. Subsequent measurement of the redeemable shares of Class A common stock is excluded from income per ordinary share as the redemption value approximates fair value. We calculate our earnings per share to allocate net income pro rata to shares of Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income of our Company.

Income Taxes

We account for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. We also recognized accrued interest and penalties related to unrecognized tax benefits as income tax expense. We have identified the United States as our only “major” tax jurisdiction. We are subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. We do not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2023, as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act. The Company is experiencing difficulty in the accounting and reporting related to the existence of assets and corresponding income, as well as the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding income and expenses. Additionally, the Company has not evidenced oversight of the Company’s financial statements and related disclosures as of December 31, 2023. These material weaknesses in the disclosure controls and procedures as of December 31, 2023 have not been remediated and therefore our disclosure controls were not effective.

In light of the material weakness, we have made control improvements, including enhancing the efficacy of our review processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the accounting standards that apply to the treatment and reporting of related party transactions. in our consolidated financial statements. Our plans at this time also include providing enhanced access to accounting literature, research materials and documents and increased communication among our management and third-party professionals with whom we consult regarding related party accounting applications. Furthermore, in light of this material weakness, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. We continue to evaluate steps to remediate the identified material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Anthony Ang	68	Chief Executive Officer and Director
Nicholas Khoo	45	Chief Operating Officer
Shan Cui	51	Chief Financial Officer
Stephen Drew	53	Director
LAM Chun Wing	45	Independent Director
Yang Kan Chong	69	Independent Director
Hai Chwee Chew	68	Independent Director
Jukka Rannila	47	Independent Director

The experience of our directors and executive officers is as follows:

Anthony Ang, our Chairman and CEO is a global executive with over 40 years of senior management experience. His broad expertise covers international marketing, investment promotion, manufacturing, and fund management. Mr. Ang started his career at the Singapore Economic Development Board in 1980, and his last position was Regional Director for North America (based in the United States for six years) responsible for the promotion of investments from North America. He went on to become Group General Manager of Armstrong Industrial Corporation, a Singapore precision engineering company that he helped list on the Singapore Exchange in 1995. Mr. Ang then joined Vertex Management as Senior Vice President (Investment) in 1999, a leading venture Capital firm with its headquarters in Singapore and subsequently GIC Real Estate Pte. Ltd. (a unit of the Sovereign wealth fund of the Singapore Government) as Executive Vice President for Admin and Corporate Affairs in 2001. Mr. Ang went on to serve as founding Executive Director of Majulah Connection, a consulting and networking organization sponsored by the Government of Singapore. In 2006, Mr. Ang joined the ARA Group, a leading real estate fund management house with its headquarters in Singapore and asset under management (“AUM”) of $140 billion. From 2008 to 2010, Mr. Ang served as the CEO of ARA Asia Dragon Limited (“ADF”), the flagship private equity real estate fund of the ARA Group. ADF had a committed capital of $1.13 billion and was focused on investments across Asia. Mr. Ang was responsible for raising the fund with global investors and overseeing its investments of over fourteen assets. From February 2010 to December 2016, Mr. Ang served as the CEO and Executive Director of ARA Asset Management (Fortune) Pte. Ltd. (a subsidiary of the ARA Group), as the manager of Fortune Real Estate Investment Trust (“Fortune REIT”) with HK$36 billion of retail assets in Hong Kong. During his tenure at Fortune REIT, Mr. Ang was recognized as “Best CEO (Third)” and “Best CEO (First)” for Hong Kong in 2013 and 2014 respectively for successfully expanding Fortune REIT, by the Annual Best Managed Companies Poll by FinanceAsia. From March 2017 to July 2021, Mr. Ang served as CEO of Sasseur Asset Management Pte Ltd (SGX: CRPU), where he led the listing process for the initial public offering of Sasseur Real Estate Investment Trust (“Sasseur REIT”) (AUM US$1.2 billion) in March 2018. In 2019, under Mr. Ang’s leadership, Sasseur REIT was recognized as the “REIT of the Year” and “Best Retail REIT (platinum)” in Singapore. Since 2017, Mr. Ang also serves as Non-Resident Ambassador to the Republic of Tunisia at the Ministry of Foreign Affairs, Republic of Singapore. Mr. Ang was awarded “Best CEO (platinum)” in Singapore in 2019 and 2020 by The Fortune Times Award.

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

Shan Cui, our Chief Financial Officer, has more than 20 years of financial management, consulting, and audit experience. Ms. Cui served as a director and audit committee chair of Venus Acquisition Corporation (NASDAQ: VENA), a special purpose acquisition company that closed its initial public offering in February 2021 and completed its acquisition of MicroAlgo Inc. in December 2022. Since October 2022 until present, Ms. Cui serves as the Director and Audit chair for Micro Algo Inc. Since April 2022 until present, Ms. Cui serves as the Director and Audit chair for Zi Toprun Acquisition Corporation, a special purpose acquisition company. From June 2020 to May 2021, Ms. Cui served as a director and audit committee chair of WiMi Hologram Cloud Inc. (NASDAQ: WIMI), a holographic cloud comprehensive technical solution provider. She also served as a director and audit chair for Addentax Group Corp. (OTCQB: ATGX), a garment manufacturer and logistics service provider based in China, from April 2020 to April 2021. From April 2019 to October 2019, Ms. Cui served as a director and audit committee chair for Greenland Acquisition Corporation, a special purpose acquisition company that closed its business combination with Zhongchai Holding (Hong Kong) Limited in October 2019, forming Greenland Technologies Holding Corporation (NASDAQ: GTEC). Since 2010, Ms. Cui has served as a Managing Director of Capital First International, which provides consulting services to SPAC, private equity, venture capital and growth companies. From February 2011 to February 2013, she served as chief financial officer at Lizhan Environmental Corporation, a then Nasdaq-listed company engaged in the manufacturing and distribution of green leather materials. From 2009 to 2010, she was the manager of planning and analysis for Greene, Tweed & Company, a manufacturer of high-performance engineering parts and products for the aerospace, oilfield, and semi-conductor industries. Prior to Greene, Tweed & Company, Ms. Cui served as a senior finance manager at Ikon Office Solutions from 2005 to 2008, group CFO of Invista from 2003 to 2004, manager of strategic planning and analysis for General Time Corporation from 1998 to 2001, and senior vice president for Seaboard Corporation from 1996 to 1998. Ms. Cui holds an MBA degree from Georgia State University in the United States and completed her undergraduate studies in English at Ocean University of China.

Stephen Drew serves as a non-independent member of our board of directors. Mr. Drew has 25 years of experience in private equity, investment banking, real estate, and Fintech-related businesses. Mr. Drew began his career at Wall Street firms Citigroup and Gruntal & Co. In the real estate financing and investing arena, Mr. Drew acted as the principal of Pinnacle Funding for over ten years, where he managed over 50 professional investors. Mr. Drew was also a member of Greenwich Realty Capital LLC from 2017 to 2019, where he managed commercial real estate development. From 2019 to 2020, Mr. Drew served as a Managing Member of Tribeca Realty Capital LLC, the US-based partner of a $27.5 billion asset manager based in Asia for equity investments and is responsible for successfully closing hundreds of millions in transactions. Since 2018, Mr. Drew has served as a Managing Partner of Global Fund LLC, a sponsor affiliate. Since 2021 and 2022, Mr. Drew has also served as a member of Tribeca Global SPAC Fund I LLC and Tribeca Global SPAC Fund IV LLC, where he is responsible for evaluating SPAC investment opportunities and raising capital from institutional and high net worth investors for the firm. Mr. Drew studied Finance at Central Connecticut State University.

LAM Chun Wing our independent director, serves as a Vice President since October 2020 of Golden Great China Fund Management Ltd., a leading fund management company granted the Type 4 and Type 9 license by the Hong Kong Securities and Futures Commission for holding customer assets and providing investment consultancy services. Mr. LAM brings a deep understanding of investment performance and has served as a Vice President of two additional leading fund management companies. Specifically, Five States Capital Resources from September 2016 until October 2018, and One Heritage Capital Management Ltd., from January 2019 until September 2020. Mr. LAM graduated with a Master of Philosophy in Computer Science from University of Hong Kong in 2004. He brings vast experience and a developed insight to serving the needs of customers seeking excellent investment performance. His expertise continues to serve the Company and its shareholders well.

Yang Kan Chong, our independent director, serves as a member of our board of directors and as Chairman of our compensation committee. Mr. Chong brings thirty years of expertise in the areas of energy, oil, gas, power, and infrastructure in the international arena. He is experienced in senior management positions in multi- and crossed- cultural environments. Mr. Chong holds a strong network of key contacts in the financial industry, and has accumulated extensive experience in treasury, financial management, and capital operation. Mr. Chong has previously served as Director of Sport Lifestyle, Tribeca Global SPAC Fund IV LLC, and Asia Petroleum Technology Pte Ltd, President and CEO of the U.S.-listed China New Energy Group Company, Group Deputy CEO of the Singapore- listed China EnerSave Limited, and several U.S. energy giants and Singapore Government-linked companies. From 2018 to 2019, Mr. Chong served as a director of China Star Food Group Ltd. Since 2016, Mr. Chong has acted as a Director of Sport Lifestyle Initiative Pte Ltd., a Singapore sport education company. Finally, since 2020, Mr. Chong works as an Investment Committee Member and Equity Partner of Global Fund LLC, a sponsor affiliate. He holds a Master of Science Degree (Mechanical Engineering) accredited by the National University of Singapore and a Bachelor of Engineering degree (Mechanical & Production) accredited by the University of Singapore.

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

Jukka Rannila, our independent director serves as a member of our board of directors and audit committee. Mr. Rannila is a seasoned professional with vast experience in investment management and real estate. From 2013 to 2020 Mr. Rannila served as the Chairman of the board of directors of Berlin Invest 3 Oy, from 2012-2020 with Berlin Invest 2 Oy, and from 2011 to 2022 with Berlin Invest Oy, where he oversaw residential real estate portfolios. Mr. Rannila currently serves as a board member of the investment management company for the Berlin Invest Oy groups, Confido Kiinteistöhallinta Oy, where he oversees a residential real estate portfolio in Berlin, Germany. Similarly, since 2018, Mr. Rannila has acted as a member of the board of Assai Commercial Oy, where he oversees a commercial real estate portfolio in the greater Helsinki area. Since 2004, Mr. Rannila has acted as a CEO and board member of Assai Oy, where he is responsible for the operations and investment portfolio of listed and non-listed companies in the family office. Since 2009, Mr. Rannila has acted as chairman of the board of Nosh Company Oy, where he co-directs a high growth fashion and design group of companies. Currently, Mr. Rannila also co-directs a high growth robotics company with international expansion, Trussmatic Oy. Similarly, since 2018, Mr. Rannila co-directs a high growth manufacturing group of companies through his director position with Tikli Group Oy. More recently, in 2021, Mr. Rannila manages all operations of Warp Bridge Oy, a SPV investing in a venture capital fund, as a Managing Director. Mr., Rannila studied at the University of Manchester in the Department of Accounting and Finance.

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

On October 24, 2022, Benny Kan resigned from the Board for personal reasons. Mr. Kan was an independent director and served on the Audit Committee of the Board. His resignation was effective on November 15, 2022. The Board named LAM to serve as Director in the place of Mr. Kan. On January 12, 2023, our board of directors appointed LAM, to serve as a member of both the Compensation Committee of the Board and the Audit Committee of the Board, effective immediately. On the same day, the Board also appointed Jukka Rannila to serve as a member of the Compensation Committee of the Board, effective immediately. On January 12, 2023, the Company issued a press release announcing the appointments of LAM and Jukka Rannila to serve as members of the Compensation Committee, and the appointment of LAM to serve as a member of the Audit Committee. A copy of the press release is attached to the Current Report on Form 8-K filed with the SEC on January 12, 2023 available at www.sec.gov.

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

Audit	Standing Committees Compensation
LAM Chun Wing	LAM Chun Wing

Win Hai Chwee Chew	Yang Kang Chong

Jukka Rannila	Jukka Rannila

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	appointing, compensating, and overseeing our independent registered public accounting firm;

●	reviewing and approving the annual audit plan for the company;

●	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

●	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	establishing procedures for the receipt, retention, and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

●	monitoring our environmental sustainability and governance practices;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	approving audit and non-audit services provided by our independent registered public accounting firm;

●	discussing earnings press releases and financial information provided to analysts and rating agencies;

●	discussing with management our policies and practices with respect to risk assessment and risk management;

●	reviewing any material transaction between our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President; and

●	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations. The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Compensation Committee

We have established a compensation committee of our board of directors as delineated above with independent directors. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving corporate goals and objectives relevant to our President’s compensation, evaluating our President’s performance in light of those goals and objectives, and setting our President’s compensation level based on this evaluation;

●	setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the company’s common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

●	making recommendations to the board of directors with respect to incentive compensation programs and equity-based plans that are subject to board approval;

●	approving any employment or severance agreements with our Section 16 Officers;

●	granting any awards under equity compensation plans and annual bonus plans to our President and the Section 16 Officers;

●	approving the compensation of our directors; and

●	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

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

The primary function of the corporate governance and nominating committee include:

●	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

●	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

●	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

●	making recommendations to the board of directors with respect to the membership of the audit, compensation, and corporate governance and nominating committees;

●	overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self- evaluation of the performance of the corporate governance and nominating committee;

●	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

●	considering director nominees recommended by stockholders; and

●	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which is specified in the charter adopted by us, generally provides that person to be nominated:

●	should possess personal qualities and characteristics, accomplishments, and reputation in the business community;

●	should have current knowledge and contacts in the communities in which we do business and, in our industry, or other industries relevant to our business;

●	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

●	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

●	should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial, and responsive to our needs; and

●	should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board of directors to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

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

Conflicts of Interest

Conflicts of interest, including table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual(1)	Entity(2)	Entity’s Business	Affiliation
Anthony Ang	Ministry of Foreign Affairs, Government of Singapore	Representations of the Interests of the Republic of Singapore	Ambassador Extraordinary and Plenipotentiary

	Yong Tai Bhd. (Listed on Bursa Malaysia)	Property Development	Independent Director

	Heatec Jietong Holding Ltd.	Manufacturing and Services, Marine Industry	Director

	Better World Asset Management Ltd.	Management Consultancy Services	Director

	Sinospring Venture Ltd.	Management Consultancy Services	Director

	GCIC Ltd.	Management Consultancy Services	Director

	Seascape Investments Pte. Ltd.	Management Consultancy Services	Director

	ITE Education Services Pte. Ltd.	Education Consultancy Services	Director

	Truufin Pte. Ltd.	Fintech	Director

	RV SG Pte Ltd.	Real Estate Fund Management	Chairman

	Singapore Digital Exchange Pte Ltd.	Digital Exchange	Chairman

	Imperiale Investment Holdings Ltd.	Investment Holdings	Director

	Eurosport Global Ltd. (listed on Singapore Exchange)	Distributor of luxury cars	Independent Director

	iGlobe Partners Pte Ltd.	Venture Capital	Venture Partner

	Sunrise Shares Holdings Ltd. (Listed on Singapore Exchange)	Investment Holding Co	Executive Director

	SquareDog Robotics Pte Ltd.	AI and Robotics	Executive Director

	Car Chili	Car Rental	Senior Business Advisor

Nicholas Khoo	COMEBACK PTE. Ltd.	Counseling Services	Director

	KHOO CAP ONE PTE. Ltd.	Consulting	Director

	KHOO CAP TWO PTE. Ltd.	Investment	Director

	KHOO CAP THREE PTE. Ltd.	Investment	Director

	Goku Ventures PTE, Ltd.	Consulting	Director

	Khoo Tech	Consulting	Sole Proprietor

	Hatten Land Ltd.	Real Estate	Independent Director

	Bolt Global	Information Technology	Advisor

	Mettle Salt Wealth Ventures	Investment	Investment Committee Advisor

	DJET AIR Pte Ltd.	Aircraft Chartering	Advisor

	Global Fund LLC	Investment	Investment Committee Member

	Epitome	Talent Technology and services	Advisor

Stephen Drew	Global Fund LLC	Finance	Managing Partner

LAM Chun Wing

	Golden Great China Fund Management Ltd.	Finance	Vice President

Yang Kan Chong	Tribeca Global SPAC Fund IV LLC	Investments	Investment Committee Member

	Global Fund LLC	Finance	Director

	Sport Lifestyle	Sport	Director

Hai Chwee Chew	Surecanlah	Consultancy/Investment	CEO/Director

	Pacific Andes Resources Dept.	Global Supply/Fishing	Director

	University of Las Vegas, Singapore	Education	Director

	Singapore Red Cross Society	Not for Profit	Member

	Singapore Institute of Directors	Finance	Member

Jukka Rannila	Assai Oy	Investments	Director

	Nosh Company Oy	Fashion and Design	Chairman of the Board

	Tikli Group Oy	Manufacturing	Director

	Warp Bridge Oy	Investments	Director

	Confido Kiinteistöhallinta Oy	Residential Real Estate Investments	Director

	Trussmatic Oy	Robotics	Director

	Revlon Oy	Commercial Real Estate	Director

Shan Cui	Flag Ship Acquisition Corp.	SPAC	Director

	Micro Algo, Inc.	Software Technology	Director

	Zi Toprun Acquisition Corporation	SPAC	Director

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.
(2)	Each of the entities listed in this table has priority and preference relative to Global Star’s company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

Accordingly, if any of the above executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to Global Star if such entity rejects the opportunity. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view. In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares or placement shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to Global Star’s affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to Global Star as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders, including Anthony Ang, Nicholas Khoo, Shan Cui, Stephen Drew, LAM Chun Wing, Yang Kan Chong, Hai Chwee Chew and Jukka Rannila and excluding the Sponsor (the “Initial Stockholders”) have agreed to waive their redemption rights with respect to any founder shares, placement shares and any public shares held by them in connection with the consummation of Global Star’s initial business combination. Additionally, our Initial Stockholders have agreed to waive their redemption rights with respect to any founder shares and placement shares held by them if we fail to consummate our initial business combination within 12 months from the closing of this offering (or up to 21 months).

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to Global Star’s initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of Global Star’s sponsor or any of Global Star’s officers or directors to finance transaction costs in connection with an intended initial business combination.

The conflicts described above may not be resolved in our favor. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to Global Star’s company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that Global Star renounces its interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of Global Star’s company and such opportunity is one Global Star is legally and contractually permitted to undertake and would otherwise be reasonable for Global Star to pursue, and to the extent the director or officer is permitted to refer that opportunity to Global Star without violating another legal obligation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely upon a review of such forms, we believe that during the year ended December 31, 2023 there were no delinquent filers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of the date this Annual Report, and as adjusted to reflect the sale of our Class A common stock offered by our IPO by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of common stock; and

●	all our executive officers and directors as a group.

As of December 31, 2023 and 2022, there were 613,225 shares of Class A Common Stock issued and outstanding (excluding 5,147,934 shares of Class A Common Stock subject to possible redemption), respectively. As of December 31, 2023 and 2022, there were 2,300,000 shares of Class B common stock issued and outstanding, respectively. Class A Ordinary Shares underlying the Private Placement Warrants held by the Sponsor are not required to be, and are not, included in the table below because these securities are not exercisable within 60 days of this proxy statement. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock (2)		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Global Star Acquisition 1 LLC (1) (2)	498,225	8.65%	1,800,000	78.26%	28.50%
Anthony Ang (1) (2)	498,225	8.65%	2,100,000	91.30%	32.23%
Ted Kim (1)	498,225	8.65%	1,800,000	78.26%	28.50%
Nicholas Khoo (2)	-	-	50,000	2.17%	*
Shan Cui (2)	-	-	50,000	2.17%	*
Stephen Drew (2)	-	-	20,000	*	*
LAM Chun Wing	-	-	20,000	*	*
Yang Kan Chong			20,000	*	*
Hai Chwee Chew	-	-	20,000	*	*
Jukka Rannila			20,000	*	*
All directors and executive officers as a group (8 individuals)	498,225	8.65%	2,300,000	100%	34.71%
Other 5% Stockholders
Mizuho Financial Group, Inc. (3)	292,361	5.07%	-	-	3.62%
Karpus Investment Management (4)	477,265	8.28%	-	-	5.92%
Aristeia Capital, L.L.C. (5)	250,000	4.34%	-	-	3.10%
Cowen and Company, LLC (6)	345,882	6.00%	-	-	4.29%

(1)	Global Star Investment LLC, our sponsor, is the record holder of the securities reported herein. Anthony Ang, our Chairman and Chief Executive Officer, are managing members of our Sponsor. By virtue of this relationship, Mr. Ang and Mr. Kim may be deemed to share beneficial ownership of the securities held of record by our Sponsor. Mr. Ang owns 300,000 shares directly in addition to sharing the 1,800,000 beneficial ownership with our sponsor and Mr. Kim. Mr. Ang and Mr. Kim disclaim any such beneficial ownership except to the extent of his pecuniary interest. The business address of each of these entities and individuals is 1641 International Drive, Unit 208, McLean, VA.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock, as well as placement shares after the IPO. Founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.
(3)	Based on a Schedule 13GA filed on February 13, 2024, by Mizuho Financial Group, Inc., a corporation formed under the laws of Japan. The address of the business office of the Reporting Persons is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.
(4)	Based on a Schedule 13G filed on February 13, 2024, by Karpus Investment Management, a company incorporated under the laws of the State of New York. The address of the business office of the Reporting Persons is 183 Sully’s Trail, Pittsford, New York 14534.
(5)	Based on a Schedule 13G filed on February 12, 2024, by Aristeia Capital LLC, a Delaware limited liability company. The address of the business office of the Reporting Persons is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(6)	Based on a Schedule 13G filed on February 2, 2024, by Cowen and Company, LLC, a company incorporated under the laws of New York. The address of the business office of the Reporting Persons is 599 Lexington Ave., New York, NY 10022.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2021, the Sponsor agreed to purchase 2,300,000 shares of the Company’s Common stock (the “Founder Shares”) for $25,000. On February 14, 2022, the Sponsor received the 2,875,000 shares and paid the Company $25,000 in full satisfaction of the outstanding receivable. The Founder Shares include an aggregate of up to 300,000 shares subject to forfeiture to the extent that the underwriters’ over- allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (see Note 8). In accordance with ASC 505, “Equity”, all shares, and the associated amounts have been retroactively restated to account for this share issuance. On April 5, 2022, the Sponsor transferred 500,000 founder shares to the Company’s officers and directors. On July 26, 2022, the Sponsor surrendered 575,000 founder shares to the Company for cancellation, for no consideration. All share amounts have been retroactively restated to reflect this surrender.

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

At the close of the Initial Public Offering, a related party deposited $25,000 greater than the agreed upon initial investment. The Company repaid this amount in full, and no balance related to this transaction was outstanding as of December 31, 2023 and 2022.

Due to Sponsor

As of December 31, 2023 and 2022, the outstanding balance due to the Sponsor was $15,094, which represents certain amounts paid by Sponsor on behalf of the Company.

Promissory Note — Related Party

On February 14, 2022, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, which was fully drawn prior to Initial Public Offering. Upon closing of the Initial Public Offering, the Company repaid the outstanding balance in full. As of December 31, 2023 and 2022, there was no balance outstanding.

Advances From Related Party

The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. Upon close of the Offering, the Company repaid the outstanding balance of $119,720 in full during the year ended December 31, 2022.

Related Party-Loans

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

In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of December 31, 2023, the amount outstanding under the Sponsor Working Capital Loan was $1,590,000.

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

The Company incurred $121,666 (including a catch up payment of $1,666 for the previous year) and $32,000 of expenses pursuant to this agreement for the years ended December 31, 2023 and 2022 respectively.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Accounting for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees of Marcum LLP for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC for the period ended December 31, 2023 and 2022, totaled approximately $239,475 and $131,540, respectively. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period ended from inception to December 31, 2023 and 2022, we did not pay Marcum LLP any audit-related fees.

Tax Fees. We did not pay for tax return services, planning and tax advice for the period from inception to December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum LLP for any services for the period from inception to December 31, 2023 and 2022.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Merger Agreement, dated as of June 15, 2023, by and among Global Star Acquisition Inc., K Enter Holdings Inc., K Wave Media Ltd. and GLST Merger Sub Inc. (3)

3.1	First Amendment to the Amended and Restated Certificate of Incorporation dated August 28, 2023. (2)

3.3	By Laws (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Class A Common Stock Certificate (1)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4) (1)

4.4	Warrant Agreement dated September 22, 2022, between the Company and Continental Stock Transfer & Trust Company (2)

4.5	Description of Registered Securities*

10.1	Letter Agreement dated September 22, 2022, among the Company, EF Hutton, division of Benchmark Investments, LLC and each of the executive officers and directors of the Company (2)

10.2	Amended and Restated Promissory Note, dated September 1, 2022, issued to Global Stare Acquisition 1 LLC (1)

10.3	Investment Management Trust Agreement dated September 22, 2022 between the Company and Continental Stock Transfer & Trust Company (2)

10.4	Registration Rights Agreement dated September 22, 2022, [by and] among the Company and certain securityholders (2)

10.5	Administrative Support Agreement, dated February 18, 2022, [by and] between the Company and Global Star Acquisition 1 LLC (2)

10.6	Placement Unit Purchase Agreement dated February 18, 2022, [by and] between the Company and the Sponsor (2)

10.7	Form of Indemnity Agreement (2)

10.8	Securities Subscription Agreement dated February 14, 2022, [by and] between the Registrant and Global Link Investment LLC (1)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on September 13, 2022.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 28, 2023.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 22, 2023.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March 2024.

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

Name	Position	Date

/s/ Anthony Ang	Chief Executive Officer	March 15, 2024
Anthony Ang	(Principal Executive Officer)

/s/ Shan Cui	Chief Financial Officer	March 15, 2024
Shan Cui	(Principal Financial Officer)

GLOBAL STAR ACQUISITION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Global Star Acquisition Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Global Star Acquisition Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, changes in stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before March 22, 2024 (or up to June 22, 2024, in the event the Company extends the term to the fullest). The Company entered into a definitive merger agreement with a business combination target on June 15, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to March 22, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after March 22, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 15, 2024

GLOBAL STAR ACQUISITION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,506,914	$877,560
Prepaid expenses and other current assets	80,782	231,528
Total Current Assets	1,587,696	1,109,088
Other assets	-	49,526
Marketable securities held in Trust Account	55,707,757	95,134,678
Total Assets	$57,295,453	$96,293,292

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$781,967	$184,204
Accrued offering costs	-	67,414
Accrued franchise tax payable	59,313	201,596
Income taxes payable	796,065	135,321
Excise tax payable attributable to redemption of common stock	426,807	-
Promissory note - related party	1,590,000	-
Due to Sponsor	15,094	15,094
Total Current Liabilities	3,669,246	603,629
Deferred underwriting commission	3,220,000	3,220,000
Total Liabilities	$6,889,246	$3,823,629

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 5,147,934 and 9,200,000 shares issued and outstanding at redemption value of $10.80 and $10.30 per share at December 31, 2023 and 2022, respectively	55,575,390	94,797,761

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 613,225 shares issued and outstanding (excluding 5,147,934 and 9,200,000 shares subject to possible redemption at December 31, 2023 and 2022, respectively)	62	62
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,300,000 shares issued and outstanding	230	230
Additional paid-in capital	-	-
Accumulated deficit	(5,169,475)	(2,328,390)
Total Stockholders’ Deficit	(5,169,183)	(2,328,098)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$57,295,453	$96,293,292

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL STAR ACQUISITION, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended
	December 31,	December 31,
	2023	2022
OPERATING EXPENSES
Administration fee - related party	$121,666	$32,000
General and administrative	2,005,281	515,868
TOTAL OPERATING EXPENSES	(2,126,947)	(547,868)

OTHER INCOME
Income earned on Investments held in Trust Account	3,942,920	844,178
Interest income	23,833	206
Change in fair value of over-allotment liability	-	7,619
TOTAL OTHER INCOME	3,966,753	852,003

Income before provision for income taxes	1,839,806	304,135

Provision for income taxes	(795,729)	(135,321)
Net income	$1,044,077	$168,814

Weighted average number of shares of redeemable Class A common stock outstanding, basic and diluted	7,823,408	2,481,096

Basic and diluted net income per share of redeemable Class A common stock	$0.10	$0.04

Weighted average number of shares of non-redeemable Class A and B common stock outstanding, basic and diluted	2,913,225	2,238,462

Basic and diluted net income per share of non-redeemable Class A and B common stock	$0.10	$0.04

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL STAR ACQUISITION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock(1)(2)(3)		Paid-In	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	-	$-	2,300,000	$230	$24,770	$(2,909)	$22,091
Sale of Units in Public Offering, net of offering costs	-	-	-	-	436,226	-	436,226
Proceeds from Private Placement Units, net of offering costs	498,225	50	-	-	4,952,607	-	4,952,607
Proceeds from Sale of Rights, net of costs	-	-	-	-	61,072	-	61,072
Class A common stock issued to representative	115,000	12	-	-	79,338	-	79,350
Remeasurement adjustment of Class A ordinary shares to redemption value	-	-	-	-	(5,554,013)	(2,494,295)	(8,048,308)
Net income	-	-	-	-	-	168,814	168,814
Balance as of December 31, 2022	613,225	$62	2,300,000	$230	$-	$(2,328,390)	$(2,328,098)
Remeasurement adjustment of Class A ordinary shares to redemption value	-	-	-	-	-	(3,458,355)	(3,458,355)
Excise tax payable attributable to redemption of common stock	-	-	-	-	-	(426,807)	(426,807)
Net income	-	-	-	-	-	1,044,077	1,044,077
Balance as of December 31, 2023	613,225	$62	2,300,000	$230	$-	$(5,169,475)	$(5,169,183)

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL STAR ACQUISITION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net income	$1,044,077	$168,814
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on Investments held in Trust Account	(3,942,920)	(844,178)
Change in fair value of overallotment liability	-	(7,619)
Changes in operating assets and liabilities:
Prepaid expenses	150,746	25,071
Other current assets	-	(231,528)
Other assets	49,526	(49,526)
Accounts payable and accrued expenses	597,763	184,204
Accrued income taxes	660,744	135,321
Accrued franchise tax payable	(142,283)	200,000
Advances from related party	-	(42,384)
Net cash used in Operating Activities	(1,582,347)	(461,825)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(500,000)	-
Cash withdrawn from Trust Account to pay franchise and income taxes	1,189,115	-
Cash withdrawn from Trust Account in connection with redemption	42,680,726	-
Cash deposited into Trust Account	-	(94,300,000)
Net Cash provided by (used in) Investing Activities	43,369,841	(94,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units in Public Offering	-	92,000,000
Proceeds from sale of Private Placement Warrants	-	4,982,250
Payment of underwriter discounts and commissions	-	(920,000)
Proceeds from sponsor	-	25,000
Proceeds from sponsor note	-	185,000
Repayment of sponsor note	-	(185,000)
Due from Sponsor	-	15,094
Payment of offering costs	(67,414)	(462,959)
Proceeds from promissory note - related party	1,590,000	-
Redemption of common stock	(42,680,726)	-
Net cash (used in) provided by Financing Activities	(41,158,140)	95,639,385

Net change in cash	629,354	877,560
Cash and cash equivalents at beginning of period	877,560	-
Cash and cash equivalents at end of period	$1,506,914	$877,560

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$-	$52,414
Deferred underwriting costs	$-	$3,220,000
Class A Ordinary Shares remeasurement to redemption value	$3,458,355	$8,048,308
Excise tax payable attributable to redemption of common stock	$426,807	$-

Supplemental disclosure of information:
Income taxes paid	$134,985	$-

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company had two wholly-owned subsidiaries, GLST Merger Sub, Inc., a majority-owned subsidiary of the Company incorporated in Delaware on June 12, 2023 (“GLST Merger Sub”), and K Wave Media Ltd., a Cayman Islands exempted company formed on June 22, 2023 (See “Merger Agreement” section below).

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from July 24, 2019 (inception) through December 31, 2023, relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Offering placed in Trust Account. The Company has selected December 31 as its fiscal year end.

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Special Meeting

On August 22, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination by an additional nine-months pursuant to nine one-month extensions, from September 22, 2023 to June 22, 2024 (the “New Termination Date”), subject to the approval of the Board of Directors of the Company (the “Board”), provided the sponsor or its designees deposit into the trust account a monthly amount equal to $125,000, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on August 28, 2023, a copy of which is attached as Exhibit 3.1 in the Form 8-K filed with the SEC on August 28, 2023 and is incorporated by reference herein. At the Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.53 per share of the funds in the Trust Account. As a result, for the period ended December 31, 2023, an aggregate of $42,680,726 was withdrawn from the Trust Account to pay such holders. Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,147,934. The Company has made four monthly payments of $125,000 in the Trust Account to extend the period of time it has to consummate its initial business combination to January 22, 2024 (see Note 11).

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company will have until March 22, 2024 (or up to June 22, 2024, in the event the Company extends the term to the fullest), to consummate a Business Combination. If we do not complete our initial business combination by June 22, 2024, or (i) as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination prior to the New Termination date, the public stockholders will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the New Termination Date unless our initial business combination shall have occurred earlier and, therefore, we do not intend to comply with those procedures. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date (see Note 10).

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

Liquidity and Going Concern

As of December 31, 2023, the Company had cash of $1,506,914 in its operating bank accounts, including $723,012 restricted for payment of the Company’s tax obligations, $55,707,757 of marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $2,081,550. As of December 31, 2023, $2,441,434 of the amount on deposit in the Trust Account represented interest income that was available to pay the Company’s tax obligations. From the date of the IPO and through December 31, 2023, the Company has withdrawn an aggregate of $1,189,115 for payment of its income and franchise taxes, out of which amount $723,012 remained in the Company’s operating account for payment of income taxes for 2023.

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors, the Sponsor or their affiliates may, but are not obligated to loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will not have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or June 22, 2024.

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are more than the actual amount necessary to do so, or if the Company’s shareholders approve an extension to the mandatory liquidation date beyond 21 months from the closing of the IPO, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company does not complete a Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

If the Company does not consummate a Business Combination by March 22, 2024 (or up to June 22, 2024 in the event the company extends the term to the fullest), there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after 12 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if the Company extends the period of time to consummate a Business Combination). The consolidated financial statements do not include any adjustment that might be necessary, if the Company is unable to continue as a going concern.

Merger Agreement

On June 15, 2023, the Company and K Enter Holdings Inc., a Delaware corporation (the “K Enter”) executed of a definitive Merger Agreement (as amended by that certain First Amendment, the “Merger Agreement”) pursuant to which, among other things, (i) the Company will merge with and into K Wave Media Ltd., a Cayman Islands exempted company, formed on June 22, 2023, and wholly-owned subsidiary of the Company (the “Purchaser”), with Purchaser continuing as the surviving corporation (the “Reincorporation Merger”) and (ii) GLST Merger Sub Inc., a Delaware corporation, formed on June 12, 2023, and wholly-owned subsidiary of Purchaser (the “Merger Sub”) will merge with and into K Enter, with K Enter surviving the merger as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement, together, are referred to herein as the “Proposed Business Combination”. Pursuant to the Merger Agreement, the parent of the combined company will be named “K Wave Media Ltd.” and the Company expects that the securities of the parent of the combined company will be listed on The Nasdaq Stock Market.

Merger Consideration

Upon the effective time of the Reincorporation Merger, (i) each issued and outstanding share of common stock of the Company (the “Company Common Stock”), other than Company Common Stock that are owned by the Company as treasury shares or any Company Common Stock owned by any direct or indirect wholly owned subsidiary of the Company, will be converted automatically into one ordinary share of the Purchaser (the “Purchaser Ordinary Share”), and (ii) each issued and outstanding warrant of the Company will convert automatically into a warrant to purchase one Purchaser Ordinary Share at a price of $11.50 per whole share (the “Purchaser Warrant”), (iii) each issued and outstanding right of the Company shall convert automatically into a right to receive one-tenth (1/10) of one Purchaser Ordinary Share at the closing of a business combination (the “Purchaser Right”), and (iv) each issued and outstanding unit of the Company shall separate and convert automatically into one Purchaser Ordinary Share, one Purchaser Warrant and one Purchaser Right. Each of the Purchaser Warrants and Purchaser Rights shall have, and be subject to, the same terms and conditions set forth in the applicable agreements governing the warrants of the Company and the rights of the Company, respectively. At the closing of the Reincorporation Merger, all common stock, warrants, rights, units, and other securities of the Company shall cease to be outstanding and shall automatically be canceled and retired and shall cease to exist.

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon the closing of the Acquisition Merger, (i) each share of K Enter capital stock, if any, that is owned by Company or Merger Sub (or any other subsidiary of Company) or K Enter (as treasury stock or otherwise), will automatically be cancelled and retired without any conversion, (ii) each share of K Enter preferred stock issued and outstanding shall be deemed converted into shares of K Enter common stock, (iii) each share of K Enter common stock issued and outstanding, including shares of K Enter common stock deemed outstanding as a result of the mandatory conversion of K Enter preferred stock, shall be converted into the right to receive a number of Purchaser Ordinary Shares equal to the Conversion Ratio, and (iv) each share of Merger Sub common stock issued and outstanding shall be converted into and become one newly issued, fully paid and nonassessable share of K Enter common stock. Conversion Ratio means the quotient obtained by dividing (a) 59,000,000 Purchaser Ordinary Shares, by (b) the Aggregate Fully Diluted K Enter Common Shares. Aggregate Fully Diluted K Enter Common Shares means the sum of (a) all shares of K Enter common stock that are issued and outstanding immediately prior to the Closing; plus (b) the aggregate shares of K Enter common stock issuable upon conversion of all shares of K Enter preferred stock that are issued and outstanding immediately prior to the Closing; plus (c) the aggregate shares of K Enter common stock issuable upon full conversion, exercise or exchange of any other securities of K Enter outstanding immediately prior to the Closing directly or indirectly convertible into or exchangeable or exercisable for K Enter.

Conditions to Closing

The Closing is subject to certain customary conditions, including, among other things, (i) approval by the Company’s stockholders of the Merger Agreement and related proposals, (ii) approval by K Enter’s shareholders of the Merger Agreement, (iii) the effectiveness of a registration statement on Form F-4 (the “Registration Statement”) to be filed by Purchaser relating to the Business Combination, which will contain a proxy statement of the Company in connection with its solicitation for proxies for the vote by stockholders of the Company in connection with the Business Combination and other matters as described in the Registration Statement, (iv) the approval for Purchaser’s initial listing application with Nasdaq or an alternate exchange, (v) the Company having at least $5,000,001 of net tangible assets, (vi) the accuracy of each party’s representations and warranties, except generally as would not have a Material Adverse Effect and in the case of certain fundamental representations, in all material respects, (vii) compliance by each party with pre-closing covenants in all material respects, (viii) the absence of any legal restraints or injunctions enjoining or prohibiting the consummation of the Business Combination, (ix) the receipt, expiration or termination of applicable government approvals and antitrust waiting periods, (x) the Reincorporation Merger has been consummated and the applicable certificates has filed in the appropriate jurisdictions, (xi) the acquisition of certain entities of the Six Korean Entities have been consummated, and (xii) the Purchaser and Merger Sub having entered into a joinder to the merger agreement.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, copy of which, is filed as Exhibit 2.1 in a Form 8-K filed with the SEC on June 22, 2023.

Lock-Up Agreement

At the Closing, Purchaser, Global Star Acquisition 1 LLC, a Delaware limited liability company (the “Sponsor”), certain former stockholders of K Enter (such stockholders, the “Target Holders”), and other persons and entities (collectively, the “Holders” and each, a “Holder”), will enter into lock-up agreements (the “Lock-Up Agreements”) with respect to the Purchaser Ordinary Shares and Purchaser Warrants held by the Sponsor immediately following the Closing, and the Purchaser Ordinary Shares held by the Target Holders immediately following the Closing (the “Lock-Up Shares”), pursuant to which, each Holder agreed not to offer, sell, contract to sell, pledge, grant any option to purchase, or otherwise dispose of, directly or indirectly, any Lock-Up Shares during the application lock-up period, on the terms and subject to the conditions set forth in the Lock-Up Agreement. Lock-up period means, (i) with respect to 50% of the Lock-up Shares, the earlier of (A) six months after the Closing and (B) the date on which the closing price of the Purchaser’s Ordinary Shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, rights issuances, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the date hereof and (ii) with respect to the remaining 50% Lock-up Shares (or Ordinary Shares issuable upon conversion thereof), six months after the Closing.

The foregoing description of the Lock-Up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Lock-Up Agreement, a form of which is filed as Exhibit 10.1 in a Form 8-K filed with the SEC on June 22, 2023.

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, the Purchaser, the Sponsor, certain former stockholders of the Company (such stockholders, together with the Sponsor, the “Company Holders”), and certain former stockholders of K Enter, will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Purchaser will be obligated to file a registration statement to register the resale, pursuant to Rule 415 under the Securities Act of 1933, as amended, of certain securities of Purchaser held by the parties to the Registration Rights Agreement. The Registration Rights Agreement will also provide the Sponsor, the Company Holders, the Target Holders with unlimited “piggy-back” registration rights, subject to certain requirements and customary conditions.

The Registration Rights Agreement amends and restates the registration rights agreement that was entered into by the Company, the Sponsor and the other parties thereto in connection with the Company’s initial public offering. The Registration Rights Agreement will terminate on the earlier of (a) the five year anniversary of the date of the Registration Rights Agreement or (b) with respect to any holder, on the date that such holder no longer holds any Registrable Securities (as defined therein).

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Registration Rights Agreement, a form of which is filed as Exhibit 10.2 in a Form 8-K filed with the SEC on June 22, 2023.

Purchase Agreement

In connection with this Merger Agreement, on July 12, 2023, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and between the Company, K Enter, and Global Star Acquisition I LLC, a Delaware limited liability company (the “Sponsor”). Pursuant to the Purchase Agreement, K Enter will purchase from the Sponsor 160,000 shares of Class B common stock (“the SPAC Securities”) for an aggregate purchase price of $1,600,000 (the “Purchase Price”) payable within 10 days from the effective date of the Purchase Agreement.

In addition to the payment of the Purchase Price, K Enter acknowledged that (x) it is an accredited investor as defined by Rule 501 of the Securities Act, (y) and has knowledge and experience in financial and business matters and in investments of this type and is capable of evaluating the merits and risks of the SPAC Securities and of making an informed investment decision. K Enter further acknowledged and agreed that the SPAC Securities: (a) are subject to limitations on transfer, (b) are being acquired pursuant to an exemption from registration under the Securities Act with no present intention to distribute them to any person in violation of the Securities Act or any applicable U.S. state, (c) will not be sold except in compliance with the Securities Act and any applicable U.S. state securities laws, and in accordance with any limitations set forth in any applicable lock-up agreements applicable to the SPAC Securities.

The foregoing description of the Purchase Agreement is a summary only and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is attached as Exhibit 10.2 in the Form 8-K filed with the SEC on July 17, 2023.

First Amendment

On March 11, 2024, the Company, K Enter, Purchaser, and Merger Sub entered into a First Amendment to the Merger Agreement (the “First Amendment”) to amend certain of the terms of the Merger Agreement. The First Amendment (i) reduces the base value of the merger consideration to be received by Company shareholders from $610 million to $590 million, and (ii) removes in its entirety respective references to the “Share Purchase Agreement” dated April 12, 2023 with certain sellers of First Virtual Lab Inc. from its disclosure schedules and includes the “Termination Agreement and Re-Purchase Option Agreement, dated March 5, 2024, by and among Sungkwon Kim, King Bear Film LLC and K Enter Holdings Inc” to the disclosure schedule. Pursuant to Section 141(f) of the General Corporation Law of the State of Delaware and Section 4.5 of the Company’s bylaws, the board approved and authorized the First Amendment on March 11, 2024. The board obtained an updated fairness opinion with respect to the First Amendment. The modification in the purchase consideration was made in connection with the cessation of the planned acquisition of a majority equity stake in First Virtual Lab Inc.

The foregoing description of the First Amendment is a summary only and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is attached as Exhibit in the Form 8-K filed with the SEC on March 14, 2024.

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry, the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets, and has concluded that while it is reasonably possible that these factors could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On August 22, 2023, in connection with the implementation of the Extension, the Company’s public stockholders elected to redeem 4,052,066 Public Shares for a total of $42,680,726. As such the Company has recorded a 1% excise tax liability in the amount of $426,807 on the Company’s consolidated balance sheets as of December 31, 2023. The liability does not impact the Company’s consolidated statements of income and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This liability will be reevaluated and remeasured at the end of each quarterly period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying consolidated financial statements.

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company’s operating account is classified as cash equivalent in the Company’s consolidated balance sheet.

Marketable Securities Held in Trust Account

At December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in money market funds that invest in U.S. Treasury Securities. The Company accounts for its marketable securities as Trading Securities under ASC 320, where securities are presented at fair value on the consolidated balance sheets and with unrealized gains or losses, if any, presented on the consolidated statements of income. From the date of the IPO and through December 31, 2023, the Company withdrew an aggregate of $1,189,115 of interest earned on the Trust Account to pay its income and franchise taxes, out of which $723,012 remained in the Company’s operating account as of December 31, 2023, restricted for payment of tax obligations.

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on December 31, 2023 and 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2023 and 2022, the Class A common stock reflected in the consolidated balance sheets is reconciled in the following table:

Gross proceeds from IPO and exercise of the over-allotment option	$92,000,000
Less:
Transaction costs allocated to the Class A common stock	(4,726,147)
Proceeds allocated to Public Rights and Warrants	(524,400)
Plus:
Remeasurement adjustment of Class A common stock to redemption value	8,048,308
Class A common stock subject to possible redemption at December 31, 2022	$94,797,761
Plus:
Remeasurement adjustment of Class A common stock to redemption value	3,458,355
Less:
Redemption of Class A common stock subject to redemption	(42,680,726)
Class A common stock subject to possible redemption at December 31, 2023	$55,575,390

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance. The fair value of the warrants are remeasured at each balance sheet date with the change in the estimated fair value of the warrants recognized as a non-cash gain or loss on the consolidated statements of operations. The Company has analyzed the Public Warrants (as defined in Note 3) and Private Placement Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480.

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding for the period. Subsequent measurement of the redeemable shares of Class A common stock are excluded from income per shares of common stock as the redemption value approximates fair value.

The Company calculates its earnings per share by allocating net income pro rata to shares of redeemable Class A and non-redeemable Class A and B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income of the Company.

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 9,698,225 shares of Class A common stock in the aggregate. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period presented.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	Year Ended		Year Ended
	December 31, 2023		December 31, 2022
	Redeemable Class A	Non-Redeemable Class A & B	Redeemable Class A	Non-Redeemable Class A & B
Numerator: Basic and diluted net income per share of common stock
Allocation of net income	$760,782	$283,295	$88,746	$80,068
Denominator: Basic and diluted weighted average shares outstanding	7,823,408	2,913,225	2,481,096	2,238,462
Basic and diluted income per share of common stock	$0.10	$0.10	$0.04	$0.04

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Share-Based Payment Arrangements

The Company accounts for share-based payments in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” (“ASC 718”) which requires that all equity awards be accounted for at their “fair value.” The Company measures and recognizes compensation expense for all share-based payments on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Consolidated statements of Operations upon vesting, once the applicable performance conditions are met, with an offsetting increase to additional paid-in capital. Forfeitures are recognized as they occur.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to Related Party

Prior to September 30, 2022, and in connection with the close of the overallotment on October 4, 2022, the Company received $112,250 which should have been deposited into the Sponsor’s bank account. The amount was transferred to the Trust Account prior to December 31, 2022.

At the close of the Initial Public Offering, a related party deposited $25,000 greater than the agreed upon initial investment. The Company repaid this amount in full, and no balance related to this transaction was outstanding as of December 31, 2023 and 2022.

Due to Sponsor

As of December 31, 2023 and 2022, the outstanding balance due to the Sponsor was $15,094, which represents certain amounts paid by Sponsor on behalf of the Company.

Promissory Notes — Related Party Working Capital Loan

On February 14, 2022, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, which was fully drawn prior to Initial Public Offering. Upon closing of the Initial Public Offering, the Company repaid the outstanding balance in full.

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

In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of December 31, 2023, the amount outstanding under the Sponsor Working Capital Loan was $1,590,000.

Advances From Related Party

The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. Upon close of the Initial Public Offering, the Company repaid the outstanding balance of $119,720 in full.

Administrative Support Agreement

The Sponsor has agreed to make available, or cause to be made available, to the Company, or any successor location of Global Star Acquisition 1 LLC, certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. In exchange therefore, the Company shall pay the Sponsor the sum of $10,000 per month on the Initial Public Offering date and continuing monthly thereafter until the Termination Date. For the year ended The Company incurred $121,666 (including a catch up payment of $1,666 for the previous year) and $32,000 of expenses pursuant to this agreement for the years ended December 31, 2023 and 2022, respectively.

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 24, 2023, the Company has engaged EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) to act as the exclusive placement agent (“Placement Agent”) for the Company, in connection with the proposed offering by private placement of equity or equity-linked securities in the form of a PIPE, forward purchase arrangement or similar type of equity line financing (the “Placement”) to “qualified institutional buyers” as such term is defined in Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and to the institutional accredited investors as such term is defined in Regulation D promulgated under the Securities Act of the Company’s equity or equity-linked securities, including warrants, options or other rights to purchase such securities (collectively, the “Securities”). In case of successful Placements, a non-refundable cash placement fee (the “Placement Fee”), payable at each closing of a Placement, in an amount equal to seven percent (7.0%), as well as foreign placement fee of 1% and reduced placement fee of 1% of the aggregate gross proceeds from the sale of all Securities in the Placement would be due and payable to EF Hutton.

On November 27, 2023, the Company engaged MZHCI, LLC, a MZ Group Company (“MZHCI”) as its public relations consultant starting from January 1, 2024 (the “MZHCI Agreement”). According to terms of the MZHCI Agreement, MZHCI will be paid a monthly fee of $10,000 for its services for the period of the Proposed Business Combination starting from January 1, 2024, which will increase to $14,000 (subject to 5% cost of living adjustment) upon closing of the Proposed Business Combination. In addition, upon a successful closing of the Proposed Business Combination, the Company will issue to MZHCI $150,000 worth of the Company’s restricted stock as valued on the first day of trading post-closing.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2023 and 2022, there were no preferred shares issued or outstanding.

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 613,225 shares of Class A Common Stock issued and outstanding (excluding 5,147,934 and 9,200,000 shares of Class A Common Stock subject to possible redemption), respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 2,300,000 shares of Class B common stock issued and outstanding, respectively.

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

Warrants—As of December 31, 2023 and 2022, there are 9,200,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023 and 2022, there are 498,225 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering. The Company accounts for the warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC815-40. Such guidance provides that the warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, there are 500,000 shares that remain unvested as the Company determined that a Business Combination is not considered probable. Therefore, the remaining fair value of stock-based compensation expense associated with these shares totaling $1,150,000 has not been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Description	Level	December 31, 2023	December 31, 2022
Assets:
Marketable securities held in Trust Account		1	$55,707,757	$95,134,678

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — TAXES

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
U.S. federal statutory rate	21.0%	21.0%
Change in Fair Value of Warrants	0.0%	(0.5)%
Business combination expenses	8.4%	0.00%
Meals & entertainment	0.1%	0.00%
Fines and penalties	0.2%	0.00%
Valuation allowance	13.6%	24.0%
Income tax provision	43.3%	44.5%

The effective tax rate differs from the statutory rate of 21% for the years ended December 31, 2023 and 2022 primarily due to the business combination, meals and entertainment expenses, penalties, and changes in valuation allowance for the deferred assets.

Below is breakdown of the income tax provision:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2022
Federal:
Current	$796,065	$135,321
Deferred	(250,221)	(73,052)
State and local:
Current	-	-
Deferred	-	-
Change in valuation allowance	250,221	73,052
Total tax provision	$796,065	$135,321

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023, the change in the valuation allowance was $250,221. For the year ended December 31, 2022, the change in the valuation allowance was $73,052.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2023	2022
Deferred tax assets:
Start up costs	$323,273	$73,052
Total deferred tax assets	323,273	71,302
Valuation Allowance	(323,273)	(71,302)
Net deferred tax asset	$-	$-

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements were issued. Based upon this review, other than as disclosed below or within these consolidated financial statements, the Company did not identify any subsequent events that would have required recognition or disclosure in the consolidated financial statements.

Subsequent to December 31, 2023, the Company made two monthly payments in its Trust Account for Extension through March 22, 2024.

As further disclosed in Note 1, on March 11, 2024, the Company, K Enter, Purchaser, and Merger Sub entered into a First Amendment to the Merger Agreement (the “First Amendment”) to amend certain of the terms of the Merger Agreement.