Form 10-Q
period 2024-03-31
Global Star Acquisition Inc.
filed 2024-05-20
CIK 1922331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Registrant’s telephone number, including area code: (03)790-0717

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

As of May 20, 2024, there were 5,147,934 shares of the Company’s redeemable Class A Common Stock and 613,225 shares of the Company’s non-redeemable Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,300,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	our ability to realize anticipated benefits of the business combination, and unanticipated expenses or delays in connection with the business combination;

●	if we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

●	past performance by our sponsor and our management team including their affiliates and including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

●	our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

●	we may not be able to complete our initial business combination in the prescribed time frame;

●	your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

ii

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination. We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption. The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	Our sponsor paid an aggregate of $25,000, or approximately $0.009 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of the shares of our Class A common stock;

●	Since our sponsor paid only approximately $0.009 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination.

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

●	Other risk factors included under “Risk Factors” in our latest Annual Report on Form 10-K and set forth below under “Risk Factors”.

iii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL STAR ACQUISITION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$641,308	$1,506,914
Prepaid expenses and other current assets	65,750	80,782
Total Current Assets	707,058	1,587,696
Marketable securities held in Trust Account	56,811,667	55,707,757
Total Assets	$57,518,725	$57,295,453

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$1,027,137	$781,967
Accrued franchise tax payable	109,313	59,313
Income taxes payable	940,537	796,065
Excise tax payable attributable to redemption of common stock	426,807	426,807
Promissory note - related party	1,586,000	1,590,000
Due to Sponsor	15,094	15,094
Total Current Liabilities	4,104,888	3,669,246
Deferred underwriting commission	3,220,000	3,220,000
Total Liabilities	$7,324,888	$6,889,246

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 5,147,934 shares issued and outstanding at redemption value of $10.97 and $10.80 per share at March 31, 2024 and December 31, 2023, respectively	56,484,828	55,575,390

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 613,225 shares issued and outstanding (excluding 5,147,934 shares subject to possible redemption at March 31, 2024 and December 31, 2023, respectively)	62	62
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,300,000 shares issued and outstanding	230	230
Additional paid-in capital	-	-
Accumulated deficit	(6,291,283)	(5,169,475)
Total Stockholders’ Deficit	(6,290,991)	(5,169,183)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$57,518,725	$57,295,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL STAR ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
OPERATING EXPENSES
General and administrative	$775,858	$362,625
Administration fee - related party	30,000	30,000
TOTAL OPERATING EXPENSES	(805,858)	(392,625)

OTHER INCOME
Income earned on Investments held in Trust Account	728,910	1,009,427
Interest income	9,050	70
TOTAL OTHER INCOME	737,960	1,009,497

(Loss) Income before provision for income taxes	(67,898)	616,872
Provision for income taxes	(144,472)	(201,494)
Net (loss) income	$(212,370)	$415,378

Weighted average number of shares of redeemable Class A common stock outstanding, basic and diluted	5,761,159	9,200,000
Basic and diluted net (loss) income per share of redeemable Class A common stock	$(0.03)	$0.03
Weighted average number of shares of non-redeemable Class A and B common stock outstanding, basic and diluted	2,300,000	2,913,225
Basic and diluted net (loss) income per share of Class A and Class B common stock	$(0.03)	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL STAR ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	613,225	$62	2,300,000	$230	$-	$(5,169,475)	$(5,169,183)
Remeasurement adjustment of Class A ordinary shares to redemption value	-	-	-	-	-	(909,438)	(909,438)
Net loss	-	-	-	-	-	(212,370)	(212,370)
Balance as of March 31, 2024	613,225	$62	2,300,000	$230	$-	$(6,291,283)	$(6,290,991)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	613,225	$62	2,300,000	$230	$-	$(2,328,390)	$(2,328,098)
Remeasurement adjustment of Class A ordinary shares to redemption value	-	-	-	-	-	(757,933)	(757,933)
Net income	-	-	-	-	-	415,378	415,378
Balance as of March 31, 2023	613,225	$62	2,300,000	$230	$-	$(2,670,945)	$(2,670,653)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL STAR ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net (loss) income	$(212,370)	$415,378
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income earned on Investments held in Trust Account	(728,910)	(1,009,427)
Changes in operating assets and liabilities:
Other current assets	15,032	28,447
Other assets	-	49,526
Accounts payable and accrued expenses	245,170	(45,114)
Accrued franchise tax payable	50,000	50,000
Accrued income taxes	144,472	201,494
Net cash used in Operating Activities	(486,606)	(309,696)

Cash Flows From Investing Activities:
Investment of cash into Trust Account	(375,000)	-
Net cash used in investing activities	(375,000)	-

Cash Flows From Financing Activities:
Repayment of promissory note - related party	(4,000)	-
Net cash used in Financing Activities	(4,000)	-

Net change in cash	(865,607)	(309,696)
Cash at beginning of period	1,506,914	877,560
Cash at end of period	$641,308	$567,864

Supplemental disclosure of non-cash financing activities:
Class A Ordinary Shares remeasurement to redemption value	$909,438	$757,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2024, the Company had two wholly-owned subsidiaries, GLST Merger Sub, Inc., a majority-owned subsidiary of the Company incorporated in Delaware on June 12, 2023 (“GLST Merger Sub”), and K Wave Media Ltd., a Cayman Islands exempted company formed on June 22, 2023 (See “Merger Agreement” section below).

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from July 24, 2019 (inception) through March 31, 2024, relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Offering placed in Trust Account. The Company has selected December 31 as its fiscal year end.

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

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN (CONTINUED)

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

Special Meeting

On August 22, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination by an additional nine-months pursuant to nine one-month extensions, from September 22, 2023 to June 22, 2024 (the “New Termination Date”), subject to the approval of the Board of Directors of the Company (the “Board”), provided the sponsor or its designees deposit into the trust account a monthly amount equal to $125,000, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on August 28, 2023, a copy of which is attached as Exhibit 3.1 in the Form 8-K filed with the SEC on August 28, 2023 and is incorporated by reference herein. At the Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.53 per share of the funds in the Trust Account. As a result, for the period ended March 31, 2024, an aggregate of $0 was withdrawn from the Trust Account to pay such holders. Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,147,934. The Company has made four monthly payments of $125,000 in the Trust Account to extend the period of time it has to consummate its initial business combination to January 22, 2024 (see Note 11). The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

The Company had until March 22, 2024 (or up to June 22, 2024, in the event the Company extends the term to the fullest), to consummate a Business Combination. If we do not complete our initial business combination by June 22, 2024, or (i) as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination prior to the New Termination date, the public stockholders will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the New Termination Date unless our initial business combination shall have occurred earlier and, therefore, we do not intend to comply with those procedures. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date (see Note 10).

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN (CONTINUED)

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

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on September 22, 2022, and through March 31, 2024, the Company withdrew $1,189,155 from the Trust Account to pay its liabilities related to income and Delaware franchise taxes. Through March 31, 2024, the Company remitted $ 761,560 to the respective tax authorities. Additionally, as of March 31, 2024, the Company had accrued but unpaid income tax liability of $940,537 and accrued but unpaid Delaware franchise tax liability of $ $109,313. In accordance with the Company’s charter, as of March 31, 2024, the Company withdrew $723,012 from the trust in advance of paying taxes due. Inadvertently the Company used $81,704 of those funds to pay for working capital purposes and as such breached the Company’s charter. Subsequent to March 31, 2024, the Company received additional funds from the Sponsor (See Note 10) in the form of a promissory note.

Liquidity and Going Concern

As of March 31, 2024, the Company had cash of $641,308 in its operating bank accounts. The total balance of $641,308 is restricted for payment of the Company’s tax obligations (as described above). The Company had $56,811,667 of marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $3,288,515. As of March 31, 2024, $3,170,344 of the amount on deposit in the Trust Account represented interest income that was available to pay the Company’s tax obligations. From the date of the IPO and through March 31, 2024, the Company has withdrawn an aggregate of $1,189,155 for payment of its income and franchise taxes.

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

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN (CONTINUED)

If the Company does not consummate a Business Combination by June 22, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after 12 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if the Company extends the period of time to consummate a Business Combination). The consolidated financial statements do not include any adjustment that might be necessary, if the Company is unable to continue as a going concern.

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

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN (CONTINUED)

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

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN (CONTINUED)

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

Purchase Agreement

In connection with this Merger Agreement, on July 12, 2023, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and between the Company, K Enter, and Global Star Acquisition I LLC, a Delaware limited liability company (the “Sponsor”). Pursuant to the Purchase Agreement, K Enter purchased from the Sponsor 160,000 shares of Class B common stock (“the SPAC Securities”) for an aggregate purchase price of $1,600,000 (the “Purchase Price”), which was payable within 10 days from the effective date of the Purchase Agreement.

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

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN (CONTINUED)

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

On August 22, 2023, in connection with the implementation of the Extension, the Company’s public stockholders elected to redeem 4,052,066 Public Shares for a total of $42,680,726. As such the Company has recorded a 1% excise tax liability in the amount of $426,807 on the Company’s consolidated balance sheets as of March 31, 2024. The liability does not impact the Company’s consolidated statements of income and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This liability will be reevaluated and remeasured at the end of each quarterly period.

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed consolidated. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2023 filed with the SEC on Form10-K. In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2024 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION (CONTINUED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company’s operating account is classified as cash equivalent in the Company’s condensed consolidated balance sheet.

Marketable Securities Held in Trust Account

At March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds that invest in U.S. Treasury Securities. The Company accounts for its marketable securities as Trading Securities under ASC 320, where securities are presented at fair value on the condensed consolidated balance sheets and with unrealized gains or losses, if any, presented on the condensed consolidated statements of income. From the date of the IPO and through March 31, 2024, the Company withdrew an aggregate of $1,189,115 of interest earned on the Trust Account to pay its income and franchise taxes, out of which $641,308 remained in the Company’s operating account as of March 31, 2024, restricted for payment of tax obligations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on March 31, 2024 and December 31, 2023, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION (CONTINUED)

At March 31, 2024 and December 31, 2023, the Class A common stock reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds from IPO and exercise of the over-allotment option	$92,000,000
Less:
Transaction costs allocated to the Class A common stock	(4,726,147)
Proceeds allocated to Public Rights and Warrants	(524,400)
Plus:
Remeasurement adjustment of Class A common stock to redemption value	8,048,308
Class A common stock subject to possible redemption at December 31, 2022	$94,797,761
Plus:
Remeasurement adjustment of Class A common stock to redemption value	3,458,355
Less:
Redemption of Class A common stock subject to redemption	(42,680,726)
Class A common stock subject to possible redemption at December 31, 2023	$55,575,390
Less:
Redemption of Class A common stock subject to redemption	909,438
Class A common stock subject to possible redemption at March 31, 2024	$56,484,828

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance. The fair value of the warrants are remeasured at each balance sheet date with the change in the estimated fair value of the warrants recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The Company has analyzed the Public Warrants (as defined in Note 3) and Private Placement Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480.

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

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION (CONTINUED)

While ASC 740 identifies usage of the effective annual tax rate (“ETR”) for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent.  Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year.  The Company has taken a position as to the calculation of income tax expense in the current period based on 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.”  The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through 3/31/24.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of March 31, 2024 and December 31, 2023 the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (212.78)% and 32.66% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21.0% for the three months ended March 31, 2024 and 2023, due to non-deductible meals & entertainment expenses, business combination costs and changes in the valuation allowance on the deferred tax assets.

Net (Loss) Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Subsequent measurement of the redeemable shares of Class A common stock are excluded from (loss) income per shares of common stock as the redemption value approximates fair value.

The Company calculates its earnings per share by allocating net (loss) income pro rata to shares of redeemable Class A and non-redeemable Class A and B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the (loss) income of the Company.

The calculation of diluted (loss) income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 9,698,225 shares of Class A common stock in the aggregate. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the period presented.

The following table reflects the calculation of basic and diluted net (loss) income per share of common stock (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	Redeemable Class A	Non-Redeemable Class A and B	Redeemable Class A	Non-Redeemable Class A and B
Numerator: Basic and diluted net (loss) income per share of common stock
Allocation of net (loss) income	$(151,777)	$(60,593)	$315,482	$99,896
Denominator: Basic and diluted weighted average shares outstanding	5,761,159	2,300,000	9,200,000	2,913,225
Basic and diluted (loss) income per share of common stock	$(0.03)	$(0.03)	$0.03	$0.03

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION (CONTINUED)

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

Share-Based Payment Arrangements

The Company accounts for share-based payments in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” (“ASC 718”) which requires that all equity awards be accounted for at their “fair value.” The Company measures and recognizes compensation expense for all share-based payments on their estimated fair values measured as of the grant date. These costs are recognized as an expense in the Condensed consolidated statements of Operations upon vesting, once the applicable performance conditions are met, with an offsetting increase to additional paid-in capital. Forfeitures are recognized as they occur.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its condensed consolidated financial statements and disclosures.

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

During the year ended December 31, 2021, the Sponsor agreed to purchase 2,300,000 shares of the Company’s Common stock (the “Founder Shares”) for $25,000. On February 14, 2022, the Sponsor received the 2,875,000 shares and paid the Company $25,000 in full satisfaction of the outstanding receivable. The Founder Shares include an aggregate of up to 300,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (see Note 9).In accordance with ASC 505, “Equity”, all shares, and the associated amounts have been retroactively restated to account for this share issuance. On April 5, 2022, the Sponsor entered into share transfer agreements (collectively, the “Share Transfer Agreements”) for an aggregate of 500,000 founder shares to the Company’s officers and directors (subject to certain performance conditions discussed in Note 8). On July 26, 2022, the Sponsor surrendered 575,000 founder shares to the Company for cancellation, for no consideration. All share amounts have been retroactively restated to reflect this surrender. K Enter purchased 160,000 Founder Shares from the Sponsor pursuant to the Purchase Agreement discussed herein. In accordance with the Purchase Agreement, the Sponsor owns 2,140,000 Founder Shares.

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

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — RELATED PARTY TRANSACTIONS (CONTINUED)

Due to Related Party

Prior to September 30, 2022, and in connection with the close of the overallotment on October 4, 2022, the Company received $112,250 which should have been deposited into the Sponsor’s bank account. The amount was transferred to the Trust Account prior to December 31, 2022.

At the close of the Initial Public Offering, a related party deposited $25,000 greater than the agreed upon initial investment. The Company repaid this amount in full, and no balance related to this transaction was outstanding as of March 31, 2024 and December 31, 2023.

Due to Sponsor

As of March 31, 2024 and December 31, 2023, the outstanding balance due to the Sponsor was $15,094, which represents certain amounts paid by Sponsor on behalf of the Company.

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

In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of March 31, 2024 and December 31, 2023, the amount outstanding under the Sponsor Working Capital Loan was $1,586,000 and $1,590,000, respectively.

Advances From Related Party

The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. Upon close of the Initial Public Offering, the Company repaid the outstanding balance of $119,720 in full.

Administrative Support Agreement

The Sponsor has agreed to make available, or cause to be made available, to the Company, or any successor location of Global Star Acquisition 1 LLC, certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. In exchange therefore, the Company shall pay the Sponsor the sum of $10,000 per month on the Initial Public Offering date and continuing monthly thereafter until the Termination Date. For the three months ended The Company incurred $30,000 and $0 of expenses pursuant to this agreement for the three months ended March 31, 2024. For the three months ended March 31, 2023 recorded $30,000, of expenses pursuant to this agreement.

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Purchase Agreement

In connection with the Merger Agreement, on July 12, 2023, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and between the Company, K Enter, and the Sponsor. Pursuant to the Purchase Agreement, K Enter purchased from the Sponsor 160,000 shares of Class B common stock (“the SPAC Securities”) for an aggregate purchase price of $1,600,000 (the “Purchase Price”), which was payable within 10 days from the effective date of the Purchase Agreement.

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

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 613,225 shares of Class A Common Stock issued and outstanding (excluding 5,147,934 shares of Class A Common Stock subject to possible redemption), respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 2,300,000 shares of Class B common stock issued and outstanding, respectively.

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

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants—As of March 31, 2024 and December 31, 2023, there are 9,200,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ DEFICIT (CONTINUED)

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

As of March 31, 2024 and December 31, 2023, there are 498,225 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering. The Company accounts for the warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC815-40. Such guidance provides that the warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2024, there are 500,000 shares that remain unvested as the Company determined that a Business Combination is not considered probable. Therefore, the remaining fair value of stock-based compensation expense associated with these shares totaling $1,150,000 has not been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Description	Level	March 31, 2024	December 31, 2023
Assets:
Marketable securities held in Trust Account		1	$56,811,667	$55,707,757

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed consolidated financial statements were issued. Based upon this review, other than as disclosed below or within these condensed consolidated financial statements, the Company did not identify any subsequent events that would have required recognition or disclosure in the condensed consolidated financial statements.

Subsequent to March 31, 2024, the Company deposited additional 250,000 in the Trust Account for extension through May 22, 2024.

On May 10, 2024, the Company filed a preliminary proxy (“Extension PRE14A”) with the Commission to call a Special Meeting of the shareholders to amend our Charter and Trust Agreement in order to extend the date by which we must consummate our Business Combination from June 22, 2024 to December 22, 2024, provided the Sponsor (or its affiliates or permitted designees) deposit into the Trust Account the lesser of (x) $60,000 or (y) $0.02 per share for each public share that is not redeemed in connection with the Special Meeting for each such one-month extension.

On April 15, 2024, the Company issued a promissory note to the Sponsor in an amount of up to $1,000,000 for working capital needs. The note bears no interest and shall be payable by the Maker on the earlier of: (i) December 31, 2024 or (ii) the date on which Maker consummates an initial public offering of its securities. The principal balance may be prepaid at any time. Through the date of this filing the Company drew $225,000 under the terms of the Note.

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

Special Meeting. On August 22, 2023, the Company held a Special Meeting of Stockholders (the “Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination from September 22, 2023 to June 22, 2024, subject to the approval of the Board of Directors of the Company (the “Board”), provided the sponsor or its designees deposit into the trust account a monthly amount equal to $125,000, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on August 28, 2023, a copy of which is attached as Exhibit 3.1 in the Form 8-K filed with the SEC on August 28, 2023 and is incorporated by reference herein. At the Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at a price of approximately $10.53 per share of the funds in the Trust Account. As a result, an aggregate of $42,680,726 was removed from the Trust Account to pay such holders. Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,147,934. Through December 31, 2023, the Company made four monthly payments of $125,000 in the Trust Account for Extension through January 22, 2024. Subsequent to December 31, 2023, the Company made four additional monthly payments of $125,000 in the Trust Account for Extension through May 22, 2024.

On May 10, 2024, the Company filed a preliminary proxy (“Extension PRE14A”) with the Commission to call a Special Meeting of the shareholders to amend our Charter and Trust Agreement in order to extend the date by which we must consummate our Business Combination from June 22, 2024 to December 22, 2024, provided the Sponsor (or its affiliates or permitted designees) deposit into the Trust Account the lesser of (x) $60,000 or (y) $0.02 per share for each public share that is not redeemed in connection with the Special Meeting for each such one-month extension.

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

Purchase Agreement

In connection with this Merger Agreement, on July 12, 2023, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and between the Company, K Enter, and Global Star Acquisition I LLC, a Delaware limited liability company (the “Sponsor”). Pursuant to the Purchase Agreement, K Enter purchased from the Sponsor 160,000 shares of Class B common stock (“the SPAC Securities”) for an aggregate purchase price of $1,600,000 (the “Purchase Price”), which was payable within 10 days from the effective date of the Purchase Agreement.

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

Results of Operations

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from July 24, 2019 (inception) through March 31, 2024, relates to organizational activities and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. We expect to continue to incur significant costs in the pursuit of our Business Combination. We cannot assure you that our plans to complete our Business Combination will be successful.

For the three months ended March 31, 2024, we had net loss of $212,370, which consists of operating costs of $805,858, which primarily consist of legal, professional and advisory fees as well as insurance expense, and a provision for income taxes of $144,472 offset by interest income on marketable securities held in the Trust Account of $728,910 and interest income – bank of $9,050.

For the three months ended March 31, 2023, we had net income of $415,378, which consists of interest income on marketable securities held in the Trust Account of $1,009,427 and interest income – bank of $70 offset by operating costs of $392,625, which primarily consist of legal, professional and advisory fees as well as insurance expense, and a provision for income taxes of $201,494.

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on September 22, 2022, and through March 31, 2024, we withdrew $1,189,155 from the Trust Account to pay its liabilities related to income and Delaware franchise taxes. Through March 31, 2024, and remitted $ 761,560 to the respective tax authorities. Additionally, as of March 31, 2024, we had accrued but unpaid income tax liability of $940,537 and accrued but unpaid Delaware franchise tax liability of $ $109,313. In accordance with the Company’s charter, as of March 31, 2024, the Company withdrew $723,012 from the trust in advance of paying taxes due. Inadvertently the Company used $81,704 of those funds to pay for working capital purposes and as such breached the Company’s charter. Subsequent to March 31, 2024, the Company received additional funds from the Sponsor (See Note 10 to the financial statements) in the form of a promissory note.

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

Transaction costs amounted to $4,788,510 consisting of $920,000 of underwriting fees (net of underwriter reimbursements), $3,220,000 of deferred underwriting fees payable, which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $648,510 of other offering costs related to the Initial Public Offering. The underwriters were also issued 115,000 shares of Class A common stock as representative shares, in connection with the IPO. Upon close of the Initial Public Offering, the Company recorded additional issuance costs of $79,338, the grant date fair value of the shares, with an offset to additional paid-in capital. As described in Note 6 — Commitments and Contingencies, of the Notes to the Condensed consolidated Financial Statements contained in this report, the $3,220,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 12 months (or up to 21 months from the closing of the IPO at the election of the company in nine one-month extensions) from the closing of the Initial Public Offering.

As of March 31, 2024, we had $641,308 of cash on our balance sheet, which is restricted   for payment of Company’s taxes and a working capital deficit of $3,288,515. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

As previously disclosed on July 31, 2023, in a Form 8-K filed with the SEC, we issued a promissory note (the “Note”) in the principal amount of $1,600,000 to our Sponsor. The Note was issued in connection with a $1,600,000 loan the Sponsor has made to us for working capital expenses. If we complete the Business Combination, we would repay the Note out of the proceeds of the Trust Account released to us. Otherwise, the Note would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay the Note but no proceeds from the Trust Account would be used to repay the Note. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into units of the Company at a price of $10.00 per unit (the “Conversion Units”) in lieu of cash repayment. The principal balance of the Note is payable by us on the later of: (i) December 31, 2023, or (ii) the date on which we consummate a Business Combination. No interest shall accrue on the unpaid principal balance of the Note. $1,586.000 was drawn and outstanding under the Note as of March 31, 2024

The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Extension and Trust Withdrawal from Trust Account

At the Extension Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at an approximate price of approximately $10.53 per share of the funds in the Trust Account.. Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,147,934. The Company has disclosed further details of the Meeting in a Form 8-K filed with the SEC on August 28, 2023.

As of March 31, 2024, we had cash of $641,308 in our operating bank accounts, $56,811,667 of marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $3,288,515. As of March 31, 2024, $3,170,344 of the amount on deposit in the Trust Account represented interest income that is available to pay our tax obligations, net of amounts previously withdrawn.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted principles, which require management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses for the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable taking into account our circumstances and future expectations based on the available information. We evaluate these estimates on an ongoing basis.

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

For a detailed discussion of our significant accounting policies and related judgements, see Note 2– Summary of Significant Accounting Policies Basis of Presentation in the Notes to the Condensed consolidated Financial Statements included in this report.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets.

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

Net (Loss) Income per Common Share

Net (loss) income per common share of common stock is computed by dividing net (loss) income by the weighted average number of common shares issued and outstanding during the period. Subsequent measurement of the redeemable shares of Class A common stock is excluded from (loss) income per ordinary share as the redemption value approximates fair value. We calculate our earnings per share to allocate net (loss) income pro rata to shares of Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the (loss) income of our Company.

Income Taxes

We account for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. We also recognized accrued interest and penalties related to unrecognized tax benefits as income tax expense. We have identified the United States as our only “major” tax jurisdiction. We are subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. We do not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its condensed consolidated financial statements and disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2024, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company is experiencing difficulty in the accounting and reporting related to the existence of assets and corresponding income, as well as the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding income and expenses, which it experienced and reported as a material weakness in its Annual Report on Form 10-K for the year ended December 31, 2023. As of March 31, 2024, this material weakness in the disclosure controls and procedures over financial reporting has not been fully remediated. Additionally, we have established that we did not maintain adequate internal controls over compliance with the investment management trust agreement as it relates to permitted withdrawals from the Trust Account.

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

Changes in Internal Control over Financial Reporting

Other than as described above, during the most recently completed fiscal quarter ended March 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Registration Statement filed with the SEC and declared effective on September 19, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Registration Statement filed with the SEC and declared effective on September 19, 2022, and our Annual Report on Form 10-K for the year ended December 31, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

GLOBAL STAR ACQUISITION INC.

Date: May 20, 2024	By:	/s/ Anthony Ang
Anthony Ang
Chief Executive Officer

Date: May 20, 2024	By:	/s/ Shan Cui
Shan Cui
Chief Financial Officer