Form 10-Q
period 2024-09-30
Global Star Acquisition Inc.
filed 2024-11-12
CIK 1922331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 1,137,006 shares of the Company’s redeemable Class A Common Stock and 613,225 shares of the Company’s non-redeemable Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,300,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	our ability to realize anticipated benefits of the business combination, and unanticipated expenses or delays in connection with the business combination;

●	if we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote;

●	past performance by our sponsor and our management team including their affiliates and including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

●	our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

●	we may not be able to complete our initial business combination in the prescribed time frame;

●	your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

ii

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination. We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption. The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	Our sponsor paid an aggregate of $25,000, or approximately $0.009 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of the shares of our Class A common stock;

●	Since our sponsor paid only approximately $0.009 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination.

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

●	Other risk factors included under “Risk Factors” in our latest Annual Report on Form 10-K and set forth below under “Risk Factors”.

iii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL STAR ACQUISITION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$392,139	$1,506,914
Prepaid expenses and other current assets	30,250	80,782
Total Current Assets	422,389	1,587,696
Marketable securities held in Trust Account	12,919,725	55,707,757
Total Assets	$13,342,114	$57,295,453

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$1,419,388	$781,967
Accrued franchise tax payable	169,113	59,313
Income taxes payable	288,597	796,065
Excise tax payable attributable to redemption of common stock	872,861	426,807
Promissory note - related party	2,407,000	1,590,000
Due to Sponsor	15,094	15,094
Total Current Liabilities	5,172,053	3,669,246
Deferred underwriting commission	3,220,000	3,220,000
Total Liabilities	$8,392,053	$6,889,246

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 1,137,006 and 5,761,159 shares issued and outstanding at redemption value of $11.31 and $10.80 per share at September 30, 2024, and December 31, 2023, respectively	12,857,261	55,575,390

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 613,225 shares issued and outstanding (excluding 1,137,006 and 5,147,934 shares subject to possible redemption at September 30, 2024, and December 31, 2023, respectively)	62	62
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,300,000 shares issued and outstanding	230	230
Additional paid-in capital	-	-
Accumulated deficit	(7,907,492)	(5,169,475)
Total Stockholders’ Deficit	(7,907,200)	(5,169,183)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$13,342,114	$57,295,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL STAR ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING EXPENSES
General and administrative	$218,771	$742,722	$1,610,833	$1,503,601
Administration fee - related party	30,000	-	90,000	-
TOTAL OPERATING EXPENSES	(248,771)	(742,722)	(1,700,833)	(1,503,601)

OTHER INCOME
Income earned on Investments held in Trust Account	165,372	1,058,863	1,596,528	3,214,400
Interest income	4,676	5,468	15,030	5,667
TOTAL OTHER INCOME	170,048	1,064,331	1,611,558	3,220,067

Loss before provision for income taxes	(78,723)	321,609	(89,275)	1,716,466
Provision for income taxes	(28,906)	(212,673)	(315,369)	(644,378)
Net (loss) income	$(107,629)	$108,936	$(404,644)	$1,072,088

Weighted average number of shares of redeemable Class A common stock outstanding, basic and diluted	1,750,231	8,403,811	4,136,294	9,338,258

Basic and diluted net (loss) income per share of redeemable Class A common stock	$(0.03)	$0.01	$(0.06)	$0.09

Weighted average number of shares of non-redeemable Class A and B common stock outstanding, basic and diluted	2,300,000	2,300,000	2,300,000	2,300,000

Basic and diluted net (loss) income per share of Class A and Class B common stock	$(0.03)	$0.01	$(0.06)	$0.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL STAR ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	613,225	$62	2,300,000	$230	$-	$(5,169,475)	$(5,169,183)
Remeasurement adjustment of Class A ordinary shares to redemption value	-	-	-	-	-	(909,438)	(909,438)
Net loss	-	-	-	-	-	(212,370)	(212,370)
Balance as of March 31, 2024	613,225	62	2,300,000	230	-	(6,291,283)	(6,290,991)
Remeasurement adjustment of Class A ordinary shares to redemption value	-	-	-	-	-	(805,595)	(805,595)
Excise tax payable attributable to redemption of common stock	-	-	-	-	-	(446,054)	(446,054)
Net loss	-	-	-	-	-	(84,645)	(84,645)
Balance as of June 30, 2024	613,225	62	2,300,000	230	-	(7,627,577)	(7,627,285)
Remeasurement adjustment of Class A ordinary shares to redemption value	-	-	-	-	-	(172,286)	(172,286)
Net loss	-	-	-	-	-	(107,629)	(107,629)
Balance as of September 30, 2024	613,225	$62	2,300,000	$230	$-	$(7,907,492)	$(7,907,200)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	613,225	$62	2,300,000	$230	$-	$(2,328,390)	$(2,328,098)
Remeasurement adjustment of Class A common stock to redemption value	-	-	-	-	-	(757,933)	(757,933)
Net income	-	-	-	-	-	415,378	415,378
Balance – March 31, 2023	613,225	62	2,300,000	230	-	(2,670,945)	(2,670,653)
Remeasurement adjustment of Class A common stock to redemption value	-	-	-	-	-	(865,899)	(865,899)
Net income	-	-	-	-	-	547,774	547,774
Balance – June 30, 2023	613,225	62	2,300,000	230	-	(2,989,070)	(2,988,778)
Remeasurement adjustment of Class A common stock to redemption value	-	-	-	-	-	(27,532)	(27,532)
Excise tax payable attributable to redemption of common stock	-	-	-	-	-	(426,807)	(426,807)
Net income	-	-	-	-	-	108,936	108,936
Balance – September 30, 2023	613,225	$62	2,300,000	$230	$-	$(3,334,473)	$(3,334,181)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL STAR ACQUISITION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(404,644)	$1,072,088
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(1,596,528)	(3,214,400)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	50,532	111,834
Other assets	-	49,526
Accounts payable and accrued expenses	637,421	425,150
Accrued franchise taxes	109,800	(145,457)
Income taxes payable	(507,468)	644,378
Net cash used in operating activities	(1,710,887)	(1,056,881)

Cash flows from investing activities
Investment of cash into Trust Account	(715,960)	(125,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	495,072	1,189,115
Cash withdrawn from Trust Account for working capital purposes	44,605,448	42,680,726
Net cash provided by investing activities	44,384,560	43,744,841

Cash flows from financing activities
Redemption of common stock	(44,605,448)	(42,680,726)
Proceeds from borrowings under promissory note – related party	821,000	1,600,000
Repayment of promissory note – related party	(4,000)	-
Payment of offering costs	-	(67,414)
Net cash used in financing activities	$(43,788,448)	$(41,148,140)

Net change in cash	(1,114,775)	1,539,820
Cash at beginning of period	1,506,914	877,560
Cash at end of period	$392,139	$2,417,380

Non-cash investing and financing activities:
Remeasurement of Class A common stock to redemption value	$1,887,319	$1,651,364
Excise tax payable attributable to redemption of common stock	$446,054	$426,807
Supplementary information:
Income taxes paid	$822,837	$-

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

As of September 30, 2024, the Company had two wholly-owned subsidiaries, GLST Merger Sub, Inc., a majority-owned subsidiary of the Company incorporated in Delaware on June 12, 2023 (“GLST Merger Sub”), and K Wave Media Ltd., a Cayman Islands exempted company formed on June 22, 2023 (See “Merger Agreement” section below).

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from July 24, 2019 (inception) through September 30, 2024, relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Offering placed in Trust Account. The Company has selected December 31 as its fiscal year end.

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

On August 19, 2024, the Company received a letter (the “MVLS Deficiency Notice”) from the listing qualifications department staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that from July 5, 2024 to August 14, 2024, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”).

The MVLS Deficiency Notice has no immediate effect on the listing of the Company’s common stock, and the Company’s common stock continues to trade on the Nasdaq Global Market under the symbol “GLST.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days from the date of the MVLS Deficiency Notice, or until February 17, 2025 (the “Compliance Date”), to regain compliance with respect to the MVLS Requirement. The MVLS Deficiency Notice states that to regain compliance with the MVLS Requirement, the Company’s MVLS must close at $50 million or more for a minimum of ten consecutive business days during the compliance period ending on the Compliance Date.

If the Company does not regain compliance by the Compliance Date, Nasdaq will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination. However, there can be no assurance that, if the Company receives a delisting notice from the Staff and appeals the delisting determination, such appeal would be successful. Alternatively, the Company may consider applying for transfer to The Nasdaq Capital Market (the “Capital Market”).

Special Meetings

On August 22, 2023, the Company held a Special Meeting of Stockholders (the “August 2023 Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination by an additional nine-months pursuant to nine one-month extensions, from September 22, 2023 to June 22, 2024 (the “First New Termination Date”), subject to the approval of the Board of Directors of the Company (the “Board”), provided the sponsor or its designees deposit into the trust account a monthly amount equal to $125,000, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on August 28, 2023, a copy of which is attached as Exhibit 3.1 in the Form 8-K filed with the SEC on August 28, 2023 and is incorporated by reference herein. At the Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.53 per share of the funds in the Trust Account. As a result, for the period ended September 30, 2024, an aggregate of $44,605,448 was withdrawn from the Trust Account to pay such holders. Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,147,934. The Company has made nine monthly payments of $125,000 in the Trust Account to extend the period of time it has to consummate its initial business combination to January 22, 2024 (see Note 11). The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN (CONTINUED)

On June 11, 2024, the Company held a Special Meeting of Stockholders (the “June 2024 Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which further extends the date by which the Company must consummate its initial business combination by an additional six-months pursuant to six one-month extensions, from June 22, 2024 to December 22, 2024 (the “Second New Termination Date”), provided that the sponsor or its designees deposit into the trust account approximately $22,740 prior to the commencement of each extension period. At the June 2024 Meeting, Stockholders holding 4,010,928 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.12 per share of the funds in the Trust Account. As a result, $44,605,448 was removed from the Trust Account to pay such holders. The Company has made five monthly extension payments in the Trust Account to extend the period of time by which it has to consummate its initial business combination to November 22, 2024.

The Company has until November 22, 2024 (or up to December 22, 2024, in the event the Company extends the term to the fullest), to consummate a Business Combination. If we do not complete our initial business combination by December 22, 2024, or (i) as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination prior to the Second New Termination date, the public stockholders will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Second New Termination Date unless our initial business combination shall have occurred earlier and, therefore, we do not intend to comply with those procedures. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on September 22, 2022, and through September 30, 2024, the Company withdrew $1,684,187 from the Trust Account to pay its liabilities related to income and Delaware franchise taxes. Through September 30, 2024, the Company remitted $1,288,941 to the respective tax authorities, with the difference of $395,247 to be remitted as Company’s tax obligations become due. Inadvertently the Company used $3,108 of those funds to pay for working capital purposes and as such breached the Company’s charter. Subsequent to September 30, 2024, the Company received additional funds from the Sponsor under the terms of promissory note. As of September 30, 2024, the Company had accrued but unpaid income tax liability of $288,597 and accrued but unpaid Delaware franchise tax liability of $169,113. The Company remitted $830,000 in payment of its income tax liability for 2023 (including interest and penalties) on July 3, 2024, and intends to settle its obligations for income and Delaware Franchise taxes as they become due.

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN (CONTINUED)

Liquidity and Going Concern

As of September 30, 2024, the Company had cash of $392,139 in its operating bank accounts, which is restricted for payment of the Company’s tax obligations (as described above). The Company had 12,919,725 of marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $4,749,664. From the date of the IPO and through September 30, 2024, the Company has withdrawn an aggregate of $1,684,187 for payment of its income and franchise taxes.

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

If the Company does not consummate a Business Combination by December 22, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after 12 months from the closing of the Public Offering. The consolidated financial statements do not include any adjustment that might be necessary, if the Company is unable to continue as a going concern.

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

Risks and Uncertainties

Management continues to evaluate the impact of various factors, including the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets, and has concluded that while it is reasonably possible that these factors could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On August 22, 2023, in connection with the implementation of the Extension, the Company’s public stockholders elected to redeem 4,052,066 Public Shares for a total of $42,680,726. As such the Company has recorded a 1% excise tax liability in the amount of $426,807 on the Company’s consolidated balance sheets as of August 22, 2023. On June 25, 2024, in connection with the implementation of the Second Extension, the Company’s public stockholders elected to redeem 4,010,928 Public Shares for a total of $44,605,448. As such the Company has recorded a 1% excise tax liability in the amount of $446,054 on the Company’s consolidated balance sheets as of September 30, 2024. The total liability of $872,861 recorded as of September 30, 2024 does not impact the Company’s consolidated statements of income and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This liability will be reevaluated and remeasured at the end of each quarterly period.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. The Company has filed its excise tax return and is currently evaluating its options with respect to this obligation. Any amount of such Excise Tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed consolidated. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2023 filed with the SEC on Form 10-K. In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2024 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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

Marketable Securities Held in Trust Account

At September 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds that invest in U.S. Treasury Securities. The Company accounts for its marketable securities as Trading Securities under ASC 320, where securities are presented at fair value on the condensed consolidated balance sheets and with unrealized gains or losses, if any, presented on the condensed consolidated statements of income. From the date of the IPO and through September 30, 2024, the Company withdrew an aggregate of $1,684,187 of interest earned on the Trust Account to pay its income and franchise taxes and remitted $1,288,941 to respective tax authorities. The remaining balance of $392,139 is available for payment of Company’s tax liabilities as of September 30, 2024.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on September 30, 2024 and December 31, 2023, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

At September 30, 2024 and December 31, 2023, the Class A common stock reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds from IPO and exercise of the over-allotment option	$92,000,000
Less:
Transaction costs allocated to the Class A common stock	(4,726,147)
Proceeds allocated to Public Rights and Warrants	(524,400)
Plus:
Remeasurement adjustment of Class A common stock to redemption value	8,048,308
Class A common stock subject to possible redemption at December 31, 2022	$94,797,761
Plus:
Remeasurement adjustment of Class A common stock to redemption value	3,458,355
Less:
Redemption of Class A common stock subject to redemption	(42,680,726)
Class A common stock subject to possible redemption at December 31, 2023	$55,575,390
Plus:
Remeasurement adjustment of Class A common stock to redemption value	909,438
Class A common stock subject to possible redemption at March 31, 2024	$56,484,828
Plus:
Remeasurement adjustment of Class A common stock to redemption value	805,595
Less:
Redemption of Class A common stock subject to redemption	(44,605,448)
Class A common stock subject to possible redemption at June 30, 2024	$12,684,975
Plus:
Remeasurement adjustment of Class A common stock to redemption value	172,286
Class A common stock subject to possible redemption at September 30, 2024	$12,857,261

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

While ASC 740 identifies usage of the effective annual tax rate (“ETR”) for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in the current period based on 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2024.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits and income taxes, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024 and December 31, 2023 the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (36.7%) and (353.3%) for the three and nine months ended September 30, 2024, respectively, 66.1% and 37.5% for the three and nine months ended September 30, 2023, respectively. The effective tax rate differs from the statutory tax rate of 21.0% for the three and nine months ended September 30, 2024 and 2023, due to non-deductible meals & entertainment expenses, tax penalties, business combination costs and changes in the valuation allowance on the deferred tax assets.

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

The following table reflects the calculation of basic and diluted net (loss) income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Redeemable Class A	Non-Redeemable Class A And Class B	Redeemable Class A	Non-Redeemable Class A And Class B	Redeemable Class A	Non-Redeemable Class A And Class B	Redeemable Class A	Non-Redeemable Class A And Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(46,510)	$(61,119)	$85,528	$23,408	$(260,045)	$(144,599)	$860,218	$211,870
Denominator:
Weighted average shares outstanding	1,750,231	2,300,000	8,403,811	2,300,000	4,136,294	2,300,000	9,338,258	2,300,000
Basic and diluted net (loss) income per share	$(0.03)	$(0.03)	$0.01	$0.01	$(0.06)	$(0.06)	$0.09	$0.09

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

At the close of the Initial Public Offering, a related party deposited $25,000 greater than the agreed upon initial investment. The Company repaid this amount in full, and no balance related to this transaction was outstanding as of September 30, 2024 and December 31, 2023.

Due to Sponsor

As of September 30, 2024 and December 31, 2023, the outstanding balance due to the Sponsor was $15,094, which represents certain amounts paid by Sponsor on behalf of the Company.

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

In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of September 30, 2024 and December 31, 2023, the amount outstanding under the Sponsor Working Capital Loan was $1,586,000 and $1,590,000, respectively.

On April 15, 2024, the Company issued a promissory note to the Sponsor in an amount of up to $1,000,000 for working capital needs. The note bears no interest and shall be payable by the Maker on the earlier of: (i) December 31, 2024 or (ii) the date on which Maker consummates an initial public offering of its securities. The principal balance may be prepaid at any time. As of September 30, 2024, $821,000 was drawn and outstanding under the promissory note.

On October 23, 2024, the Company amended the terms of the promissory note to allow conversion of up to $1,000,000 into Class B Common Stock of the Company at a price of $10.00 per unit in lieu of cash repayment, effective immediately prior to the Business Combination.

Advances From Related Party

The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. Upon close of the Initial Public Offering, the Company repaid the outstanding balance of $119,720 in full.

Administrative Support Agreement

The Sponsor has agreed to make available, or cause to be made available, to the Company, or any successor location of Global Star Acquisition 1 LLC, certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. In exchange therefore, the Company shall pay the Sponsor the sum of $10,000 per month on the Initial Public Offering date and continuing monthly thereafter until the Termination Date. The Company incurred $30,000 and $90,000 of expenses pursuant to this agreement for the three and nine months ended September 30, 2024, respectively. For each of the three and nine months ended September 30, 2023 the Company incurred $30,000 and $91,666, respectively, of expenses pursuant to this agreement.

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

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 613,225 shares of Class A Common Stock issued and outstanding (excluding 1,137,006 shares of Class A Common Stock subject to possible redemption), respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 2,300,000 shares of Class B common stock issued and outstanding, respectively.

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

Warrants—As of September 30, 2024 and December 31, 2023, there are 9,200,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ DEFICIT (CONTINUED)

As of September 30, 2024 and December 31, 2023, there are 498,225 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering. The Company accounts for the warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC815-40. Such guidance provides that the warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

As of September 30, 2024, there are 500,000 shares that remain unvested as the Company determined that a Business Combination is not considered probable. Therefore, the remaining fair value of stock-based compensation expense associated with these shares totaling $1,150,000 has not been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

GLOBAL STAR ACQUISITION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — FAIR VALUE MEASUREMENTS

The Public Warrants were valued at $0.05 per warrant at the Initial Public Offering. Significant inputs included a risk-free rate of 3.74%, volatility of 1.5%, probability of business combination of 7%, dividend of $0 and life of 5.88 years.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Description	Level	September 30, 2024	December 31, 2023
Assets:
Marketable securities held in Trust Account		1	$12,919,725	$55,707,757

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed consolidated financial statements were issued. Based upon this review, or within these unaudited condensed consolidated financial statements, the Company did not identify any subsequent events that would have required recognition or disclosure in the unaudited condensed consolidated financial statements.

On October 23, 2024, the Company amended the terms of the promissory note to allow conversion of up to $1,000,000 into Class B Common Stock of the Company at a price of $10.00 per unit in lieu of cash repayment, effective immediately prior to the Business Combination.

On November 1, 2024, the Company filed a preliminary extension proxy with the SEC for a special meeting of its stockholders to amend its charter and trust agreement to reduce the payment required and extend the date by which the Company is required to complete the business combination from December 22, 2024 until March 22, 2025 by three one-month extensions, provided that the Sponsor (or its affiliates or permitted designees) deposit into the Trust Account an amount equal to the lesser of (x) $60,000 or (y) $0.02 per share for each public share that is not redeemed in connection with the Special Meeting for each one-month extension until March 22, 2025, unless the closing of the Company’s initial business combination has occurred.

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

On June 11, 2024, the Company held a Special Meeting of Stockholders (the “June 2024 Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which further extends the date by which the Company must consummate its initial business combination by an additional six-months pursuant to nine one-month extensions, from June 22, 2023 to December 22, 2024 (the “Second New Termination Date”), provided that the sponsor or its designees deposit into the trust account the lesser of: (i) $60,000 and (ii) 0.02 per share for each public share that is not redeemed in connection with the June 2024 Meeting. At the June 2024 Meeting, Stockholders holding 4,010,928 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.12 per share of the funds in the Trust Account. As a result, $44,605,448 was removed from the Trust Account to pay such holders. The Company made five monthly extension payments in the Trust Account to extend the period of time it has to consummate its initial business combination to November 22, 2024.

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

Results of Operations

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from July 24, 2019 (inception) through September 30, 2024, relates to organizational activities and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. We expect to continue to incur significant costs in the pursuit of our Business Combination. We cannot assure you that our plans to complete our Business Combination will be successful.

For the three months ended September 30, 2024, we had net loss of $107,629, which consists of operating costs of $248,771, which primarily consist of legal, professional and advisory fees as well as insurance expense, and a provision for income taxes of $28,906 offset by interest income on marketable securities held in the Trust Account of $165,372 and interest income – bank of $4,676.

For the nine months ended September 30, 2024, we had net loss of $404,644, which consists of operating costs of $1,700,833, which primarily consist of legal, professional and advisory fees as well as insurance expense, and a provision for income taxes of $315,369 offset by interest income on marketable securities held in the Trust Account of $1,596,528 and interest income – bank of $15,030.

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

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on September 22, 2022, and through September 30, 2024, the Company withdrew $1,684,187 from the Trust Account to pay its liabilities related to income and Delaware franchise taxes. Through September 30, 2024, the Company remitted $1,288,941 to the respective tax authorities, with the difference of $395,247 to be remitted as Company’s tax obligations become due. Inadvertently the Company used $3,108 of those funds to pay for working capital purposes and as such breached the Company’s charter. Subsequent to September 30, 2024, the Company received additional funds from the Sponsor under the terms of promissory note. As of September 30, 2024, the Company had accrued but unpaid income tax liability of $288,597 and accrued but unpaid Delaware franchise tax liability of $169,113. The Company remitted $830,000 in payment of its income tax liability for 2023 (including interest and penalties) on July 3, 2024, and intends to settle its obligations for income and Delaware Franchise taxes as they become due.

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

As of September 30, 2024, we had $392,139 of cash on our balance sheet, which is restricted for payment of Company’s taxes and a working capital deficit of $4,749,664. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

As previously disclosed on July 31, 2023, in a Form 8-K filed with the SEC, we issued a promissory note (the “July 2023 Note”) in the principal amount of $1,600,000 to our Sponsor. The Note was issued in connection with a $1,600,000 loan the Sponsor has made to us for working capital expenses. If we complete the Business Combination, we would repay the Note out of the proceeds of the Trust Account released to us. Otherwise, the Note would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay the Note but no proceeds from the Trust Account would be used to repay the Note. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into units of the Company at a price of $10.00 per unit (the “Conversion Units”) in lieu of cash repayment. The principal balance of the Note is payable by us on the later of: (i) December 31, 2023, or (ii) the date on which we consummate a Business Combination. No interest shall accrue on the unpaid principal balance of the Note. $1,586,000 was drawn and outstanding under the Note as of September 30, 2024.

On April 15, 2024, the Company issued a promissory note to the Sponsor in an amount of up to $1,000,000 for working capital needs. The note bears no interest and shall be payable by the Maker on the earlier of: (i) December 31, 2024 or (ii) the date on which Maker consummates an initial public offering of its securities. The principal balance may be prepaid at any time. As of September 30, 2024 $821,000 was drawn and outstanding under the promissory note.

On October 23, 2024, the Company amended the terms of the promissory note to allow conversion of up to $1,000,000 into Class B Common Stock of the Company at a price of $10.00 per unit in lieu of cash repayment, effective immediately prior to the Business Combination.

The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

If the Company has not completed a Business Combination within 12 months from the closing of this offering (or up to 27 months from the closing of this offering in accordance with our amended and restated certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

Special Meetings, Extension and Trust Withdrawal from Trust Account

On August 22, 2023, we held a Special Meeting of Stockholders (the “August 2023 Meeting”). At the Meeting, our stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination by an additional nine-months pursuant to nine one-month extensions, from September 22, 2023 to June 22, 2024 (the “First New Termination Date”), subject to the approval of the Board of Directors of the Company (the “Board”), provided the sponsor or its designees deposit into the trust account a monthly amount equal to $125,000, prior to the commencement of each extension period (the “Extension”). We filed the Charter Amendment with the Office of the Secretary of State of Delaware on August 28, 2023, a copy of which is attached as Exhibit 3.1 in the Form 8-K filed with the SEC on August 28, 2023 and is incorporated by reference herein. At the Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.53 per share of the funds in the Trust Account. As a result, for the period ended September 30, 2024, an aggregate of $44,605,448 was withdrawn from the Trust Account to pay such holders. Following the redemption, our remaining shares of Class A common stock outstanding were 5,147,934.

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

We had until August 22, 2024 (or up to December 22, 2024, in the event we extend the term to the fullest), to consummate a Business Combination. If we do not complete our initial business combination by December 22, 2024, or (i) as extended by our stockholders in accordance with our amended and restated certificate of incorporation or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination prior to the Second New Termination date, the public stockholders will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Second New Termination Date unless our initial business combination shall have occurred earlier and, therefore, we do not intend to comply with those procedures. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

As of September 30, 2024, we had cash of $392,139 in our operating bank accounts, $12,919,725 of marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $4,749,664. As of September 30, 2024, 49,454 of the amount on deposit in the Trust Account represented interest income that is available to pay our tax obligations, net of amounts previously withdrawn.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with U.S. generally accepted principles, which require management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses for the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable taking into account our circumstances and future expectations based on the available information. We evaluate these estimates on an ongoing basis.

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

Through September 30, 2024, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company is experiencing difficulty in the accounting and reporting related to the existence of assets and corresponding income, as well as the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding income and expenses, which it experienced and reported as a material weakness in its Annual Report on Form 10-K for the year ended December 31, 2023. As of September 30, 2024, this material weakness in the disclosure controls and procedures over financial reporting has not been fully remediated. Additionally, we have established that we did not maintain adequate internal controls over compliance with the investment management trust agreement as it relates to permitted withdrawals from the Trust Account.

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

Changes in Internal Control over Financial Reporting

Other than as described above, during the most recently completed fiscal quarter ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On June 11, 2024, the Company held a Special Meeting of Stockholders (the “June 2024 Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which further extends the date by which the Company must consummate its initial business combination by an additional six-months pursuant to six one-month extensions, from June 22, 2024 to December 22, 2024 (the “Second New Termination Date”), provided that the sponsor or its designees deposit into the trust account approximately $22,740 prior to the commencement of each extension period. At the June 2024 Meeting, Stockholders holding 4,010,928 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.12 per share of the funds in the Trust Account. As a result, approximately $44,605,448 was removed from the Trust Account to pay such holders. The Company has made five monthly extension payments in the Trust Account to extend the period of time by which it has to consummate its initial business combination to November 22, 2024.

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

GLOBAL STAR ACQUISITION INC.

Date: November 12, 2024	By:	/s/ Anthony Ang
Anthony Ang
Chief Executive Officer

Date: November 12, 2024	By:	/s/ Shan Cui
Shan Cui
Chief Financial Officer