Form 10-K
period 2024-12-31
Global Star Acquisition Inc.
filed 2025-04-30
CIK 1922331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant was $12,643,507, based on a closing market price of $11.12 on the Nasdaq Stock Market.

As of April 29, 2025, there were 40,043 shares of the Company’s redeemable Class A Common Stock and 613,225 shares of the Company’s non-redeemable Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,300,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

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

At the time of the IPO, the underwriters were granted a 45-day over-allotment option to purchase up to 1,200,000 additional Units to cover overallotments, if any (the “Over-Allotment Units”). Subsequently, on September 30, 2022, the underwriters exercised their over-allotment option to purchase 1,200,000 Over-Allotment Units. On October 4, 2022, the Company closed on the Over-Allotment Units through the sale of 1,200,000 Units at a purchase price of $10.00 per share for gross proceeds of approximately $12.0 million.

Private Placement. Simultaneously with the sale of the Over-Allotment Units, the Company consummated the private placement of an aggregate of 42,000 units (the “Over-Allotment Private Placement Units” and together with the IPO Private Placement Units, the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Over-Allotment Private Placement Units, generating total gross proceeds of $420,000.

A total of $94,300,000 comprising proceeds from the IPO and proceeds of the Private Placement, net of the underwriting commissions, discounts, and IPO expenses, was deposited in a trust account established for the benefit of the Company’s public stockholders.

Special Meetings. On August 22, 2023, the Company held a Special Meeting of Stockholders (the “August 2023 Meeting”). At the August 2023 Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination from September 22, 2023 to June 22, 2024, subject to the approval of the Board of Directors of the Company (the “Board”), provided the sponsor or its designees deposit into the trust account a monthly amount equal to $125,000, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on August 28, 2023, a copy of which is attached as Exhibit 3.1 in the Form 8-K filed with the SEC on August 28, 2023 and is incorporated by reference herein. At the Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at a price of approximately $10.53 per share of the funds in the Trust Account. As a result, an aggregate of $42,680,726 was removed from the Trust Account to pay such holders. Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,147,934. The Company made 9 monthly payments of $125,000 to extend the period of time it has to consummate its initial business combination to June 22, 2024.

On June 11, 2024, the Company held a Special Meeting of Stockholders (the “June 2024 Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which further extends the date by which the Company must consummate its initial business combination by an additional six-months pursuant to nine one-month extensions, from June 22, 2024 to December 22, 2024 (the “Second New Termination Date”), provided that the sponsor or its designees deposit into the trust account the lesser of: (i) $60,000 and (ii) 0.02 per share for each public share that is not redeemed in connection with the June 2024 Meeting. At the June 2024 Meeting, Stockholders holding 4,010,928 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.12 per share of the funds in the Trust Account. As a result, $44,605,448 was removed from the Trust Account to pay such holders. The Company made five monthly extension payments in the Trust Account to extend the period of time it has to consummate its initial business combination to November 22, 2024.

On November 27, 2024, we held a Special Meeting of Stockholders (the “November 2024 Meeting”). At the Meeting, our stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination by an additional six-months pursuant to six one-month extensions, from December 22, 2024 to June 22, 2025 (the “Third New Termination Date”), provided that the sponsor or its designees deposit into the trust account the lesser of (x) $60,000 or (y) $0.02 per share for each public share that is not redeemed in connection with the Special Meeting for each such one-month extension. At the November 2024 Meeting, Stockholders holding 756,131 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.40 per share of the funds in the Trust Account. As a result, approximately $8,620,940 was removed from the Trust Account to pay such holders. Following the redemption, our remaining shares of Class A common stock outstanding were 380,875. We have made five monthly extension payments in the Trust Account to extend the period of time by which it has to consummate its initial business combination to May 22, 2025.

We have until May 22, 2025 (or up to June 22, 2025, in the event we extend the term to the fullest), to consummate a Business Combination. If we do not complete our initial business combination by June 22, 2025, or (i) as extended by our stockholders in accordance with our amended and restated certificate of incorporation or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination prior to the Third New Termination date, the public stockholders will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Third New Termination Date unless our initial business combination shall have occurred earlier and, therefore, we do not intend to comply with those procedures. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Second, Third and Fourth Amendment

On June 28, 2024, the Company entered into a Second Amendment to the Business Combination Agreement (the “Second BCA Amendment”), by and among K Enter, K Wave Media Ltd., a Cayman Islands exempted company (the “K Wave Media Ltd.”), and GLST Merger Sub Inc., a Delaware corporation (the “GLST Merger Sub Inc.”) to extend the outside date by which the parties’ must consummate the business combination. Other than the extension of the date to December 22, 2024, by which we must consummate a business combination, all of the terms, covenants, agreements, and conditions of the BCA remain in full force and effect in accordance with its original terms. On July 25, 2024, the Company entered into a Third Amendment to the Business Combination Agreement (the “Third BCA Amendment”), by and among K Enter, K Wave Media Ltd., and GLST Merger Sub Inc. to amend the conditions to the parties’ obligations to consummate the business combination. Other than the amendment to the condition to the obligations of the parties whereby K Enter must complete its acquisition of the controlling equity interests of (1) Play Company Co. Ltd., (2) Solaire Partners LLC, (3) Apeitda Co., Ltd., (4) The LAMP Co., Ltd., (5) Bidangil Pictures Co., Ltd., and (6) Studio Anseilen Co., Ltd., all of the terms, covenants, agreements, and conditions of the BCA remain in full force and effect in accordance with its original terms. On December 11, 2024, Global Star, K Enter, PubCo and Merger Sub entered into the Fourth Amendment to Merger Agreement (the “Fourth BCA Amendment”), which extended the outside date for the parties to consummate the closing of the Business Combination from December 22, 2024 to June 22, 2025.

The foregoing description of the Second BCA Amendment, Third BCA Amendment, and Fourth BCA Amendment (the “BCA Amendments”) do not purport to be complete and is qualified in its entirety by the terms and conditions of the BCA Amendments, copies of which, are filed as Exhibit 2.1 and 2.2 in a Form 8-K filed with the SEC on July 31, 2024, and as Annex A to the DEFM14A filed with the SEC on January 8, 2025.

Nasdaq Notices

As previously disclosed via a Form 8-K filed with the SEC on August 19, 2024, the Company received a letter (the “MVLS Deficiency Notice”) from the listing qualifications department staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that from July 5, 2024 to August 14, 2024, the Company’s Market Value of Listed Securities (“MVLS”) was below the minimum of $50 million required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company had 180 calendar days from the date of the MVLS Deficiency Notice, or until February 17, 2025 (the “Compliance Date”), to regain compliance with respect to the MVLS Requirement. The MVLS Deficiency Notice stated that to regain compliance with the MVLS Requirement, the Company’s MVLS must close at $50 million or more for a minimum of ten consecutive business days during the compliance period ending on the Compliance Date.

On February 19, 2025, the Company received a notice from the Staff that the Company did not comply with the MVLS Requirement by the Compliance Date, and that the matter will serve as an additional basis for delisting the Company’s securities from Nasdaq. The Company was also notified that it does not meet the continued listing requirements under Listing Rule 5450(b)(1) (the “Equity Standard”) or Listing Rule 5450(b)(3) (the “Total Assets/Total Revenue Standard”) requirements. Pursuant to Listing Rule 5810(d), the Company will present its views to the Hearings Panel (the “Panel”) at a hearing scheduled for March 11, 2025, regarding the Company’s previously disclosed lack of compliance with Listing Rule 5450(b)(2)(B) and Listing Rule 5450(a)(2) (the “Hearing”) with respect to the additional deficiency under the MVLS Requirement. Although the Company will use all reasonable efforts to regain compliance with the each of the above rules, there can be no assurance that the Company will be able to regain compliance with that rule or will otherwise be in compliance with other Nasdaq listing criteria.

As previously disclosed via a Form 8-K filed with the SEC on January 31, 2025, the Company received a written notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company securities would be delisted for failing to comply with the 400 total holders requirement under Listing Rule 5450(a)(2) and the minimum 1,100,000 publicly held shares under Listing Rule 5450(b)(2)(A). Further, as announced by the Company, on February 7, 2025, the Company requested a hearing. On March 11, 2025, the Company advised the Nasdaq Hearings Panel that the Company was withdrawing its appeal of the January 31, 2025 delist determination issued by the Staff in this matter. On March 12, 2025, the company filed a Form 25 with the SEC. On March 12, 2025, the Company received written notification (the “Delisting Notice”) from Nasdaq that trading in the Company’s securities will be suspended at the open of trading on March 14, 2025.

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

For additional discussion of the general development of our business, see our final definitive proxy statement on DEFM14A, filed with the SEC on January 8, 2025.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, except as follows, there have been no material changes to the risk factors disclosed in our final definitive proxy dated January 8, 2025, filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Since we have not consummated our initial Business Combination, our securities have been delisted from Nasdaq. Such delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination

As previously disclosed via a Form 8-K filed with the SEC on January 31, 2025, the Company received a written notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company securities would be delisted for failing to comply with the 400 total holders requirement under Listing Rule 5450(a)(2) and the minimum 1,100,000 publicly held shares under Listing Rule 5450(b)(2)(A). Further, as announced by the Company, on February 7, 2025, the Company requested a hearing. On March 11, 2025, the Company advised the Nasdaq Hearings Panel that the Company was withdrawing its appeal of the January 31, 2025 delist determination issued by the Staff in this matter. On March 12, 2025, the Company received written notification (the “Delisting Notice”) from Nasdaq that trading in the Company’s securities will be suspended at the open of trading on March 14, 2025.

On March 12, 2025, we filed a Form 25, formally removing our securities from the Nasdaq. Following Trading Suspension, GLST units, Class A ordinary shares and warrants became eligible to trade on the OTC Markets under the ticker symbols GLST, GLSTU, GLSTR, and GLSTW on March 14, 2025, respectively.

In all cases, GLST and K-Wave are diligently working to satisfy or waive applicable closing conditions to complete the Business Combination and to effect trading of Pubco on Nasdaq as soon as practicable. There can be no assurance that the Trading Suspension will be lifted prior to the Closing. Although the parties intend to complete the Business Combination as soon as practicable, it is uncertain if PubCo will be able to meet Nasdaq’s initial listing requirements to list its securities on Nasdaq. If the filing of the Form 25 materially impacts the parties’ ability to complete the Business Combination on the terms thereof or Pubco’s ability to list on a national securities exchange, GLST will promptly file a Current Report on Form 8-K to report such event, with sufficient advance notice prior to the consummation of the Business Combination for shareholders to make an investment decision with respect to their shares.

If (i) Pubco is not able to list its securities on Nasdaq or another national securities exchange, (ii) the parties to the Business Combination Agreement waive applicable listing conditions as a condition to the Closing and (iii) the Business Combination closes and shareholders receive unlisted shares, then Pubco expects that its securities could potentially be quoted on an over-the-counter market. If this were to occur, Pubco could face significant material adverse consequences (along with GLST, which is currently delisted and may suffer such adverse consequences), including:

●	no longer being attractive as a merger partner;

●	an inability to meet a condition to closing the Business Combination;

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Ordinary Shares are a “penny stock,” which will require brokers trading in our Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	no longer being “covered securities,” as further described below;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not be covered securities, and we would be subject to regulation in each state in which we offer our securities.

Global Star will be forced to liquidate the trust account if it cannot consummate a business combination by June 22, 2025, Global Star’s public stockholders will receive $10.25 per share and the Global Star rights will expire worthless.

If Global Star is unable to complete a business combination by June 22, 2025 (unless Global Star obtains stockholder approval to extend the time it has to complete its initial business combination), and is forced to liquidate, the per-share liquidation distribution will be $10.25, plus interest earned on amounts held in trust that have not been used to pay for taxes. Furthermore, there will be no distribution with respect to the GLST Rights, which will expire worthless as a result of Global Star’s failure to complete a business combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate a business combination and liquidate the Company.

On January 24, 2024, the SEC adopted the final rules, relating to, among the others, the extent to which special purpose acquisition companies or SPACs like Global Star could become subject to regulation under the Investment Company Act (the “SPAC Final Rules”). The SPAC Final Rules provide that whether a SPAC is an investment company subject to the Investment Company Act is based on particular facts and circumstances. A specific duration period of a SPAC is not the sole determinant, but one of the long-standing factors to consider in determination of a SPAC’s status under the Investment Company Act. A SPAC could be deemed as an investment company at any stage of its operation. The determination of a SPAC’s status as an investment company includes analysis of a SPAC’s activities, depending upon the facts and circumstances, including but not limited to, the nature of SPAC assets and income, the activities of a SPAC’s officers, directors and employees, the duration of a SPAC, the manner a SPAC holding itself out to investors, and the merging with an investment company. The SPAC Final Rules will become effective 125 days after publication in the Federal Register.

Since the consummation of its IPO, the Company has deposited the proceeds of its IPO (including proceeds of the full exercise of over-allotment options), net of certain expenses and working capital, into the Trust Account to invest in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As a result, it is possible that a claim could be made that the Company has been operating as an unregistered investment company. If the Company was deemed to be an investment company for purposes of the Investment Company Act, it might be forced to abandon its efforts to complete an initial business combination and instead be required to liquidate. If the Company is required to liquidate, its investors would not be able to realize the benefits of owning stock in a successor operating business, such as any appreciation in the value of the Company’s securities following such a transaction, the Company’s warrants and rights would expire worthless and shares of GLST Common Stock would have no value apart from their pro rata entitlement to the funds then-remaining in the Trust Account.

If we are deemed to be an investment company for purposes of the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds. As a result, unless the Company is able to modify its activities so that we would not be deemed an investment company under the Investment Company Act, we may abandon our efforts to consummate a business combination and instead liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares or investing in a successor operating business, including the potential appreciation in the value of our units, shares, warrants and rights following such a transaction, and our warrants and rights would expire worthless.

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

As discussed in Item 9A “Controls and Procedures”, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2024. We concluded that the Company is experiencing some difficulty in the accounting and reporting related to the existence of assets and corresponding income, as well as the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding income and expenses which it experienced and reported as a material weakness in their last report of September 30, 2024. Additionally, the Company has not evidenced oversight of the Company’s financial statements and related disclosures as of December 31, 2024. These material weaknesses in the disclosure controls and procedures as of December 31, 2024 have not been remediated and therefore our disclosure controls were not effective.

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

We have no operating history and are subject to a mandatory liquidation and a subsequent dissolution requirement if we do not complete an initial business combination by June 22, 2025. As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by the applicable deadline. If we are unable to complete an initial business combination by the deadline, we will be forced to liquidate.

We are a blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by June 22, 2025. There can be no assurance that we will complete a business combination by this time. If we do not complete our initial business combination by June 22, 2025, we will (i) ease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Item 2. Properties

Our executive offices are located at 1641 International Drive, Unit 208, McLean, VA 22102, and our telephone number is (703) 790-0717. We have agreed to pay Global Star Acquisition 1 LLC, our sponsor, of $10,000 per month on the Initial Public Offering date and continuing monthly thereafter until the Termination Date, for office space, utilities, and secretarial and administrative support. For the year ended December 31, 2024, the Company incurred $120,000 of expenses pursuant to this agreement. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

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

Our units, public shares, public warrants, and public rights are each traded on the OTC Market under the symbols “GLSTU,” “GLST”, “GLSTW,” and “GLSTR” respectively. Our units commenced public trading on September 22, 2022, and our public shares, public warrants and public rights commenced separate public trading on November 10, 2022 on Nasdaq, and March 14, 2025 on OTC. Our Class B common stock is not listed on any exchange.

(b)	Holders

As of April 7, 2025, there were 5 holders of record of shares of our common stock, 1 holder of record of our public warrants and 1 holder of record of our public rights. A substantially greater number of holders of common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions. As a result, we are unable to estimate the total number of stockholders represented by the record holders of our common stock public warrants or public rights.

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

Other than as disclosed herein, there were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

At the November 2024 Meeting, Stockholders holding 756,131 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.40 per share of the funds in the Trust Account. As a result, approximately $8,620,940 was removed from the Trust Account to pay such holders.

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

On November 27, 2024, the Company held a Special Meeting of Stockholders (the “November 2024 Meeting”). As approved by its stockholders at the November 2024 Meeting, the Company entered into an amendment to the Investment Management Trust Agreement, dated as of September 22, 2022, as amended (the “Trust Agreement”), with Continental Stock Transfer & Trust Company (“Continental”). The Trust Amendment extended the date on which Continental must commence liquidation of the Trust Account to up to June 22, 2025 (the “Third New Termination Date”), provided that the sponsor or its designees deposit into the trust account the lesser of: (i) $60,000 and (ii) 0.02 per share for each public share that is not redeemed in connection with the November 2024 Meeting. At the November 2024 Meeting, Stockholders holding 756,131 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.40 per share of the funds in the Trust Account. As a result, $8,620,940 was removed from the Trust Account to pay such holders. The Company has made five monthly extension payments in the Trust Account to extend the period of time by which it has to consummate its initial business combination to May 22, 2025.

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

Second, Third and Fourth Amendment

On June 28, 2024, the Company entered into a Second Amendment to the Business Combination Agreement (the “Second BCA Amendment”), by and among K Enter, K Wave Media Ltd., a Cayman Islands exempted company (the “K Wave Media Ltd.”), and GLST Merger Sub Inc., a Delaware corporation (the “GLST Merger Sub Inc.”) to extend the outside date by which the parties’ must consummate the business combination. Other than the extension of the date to December 22, 2024, by which we must consummate a business combination, all of the terms, covenants, agreements, and conditions of the BCA remain in full force and effect in accordance with its original terms. On July 25, 2024, the Company entered into a Third Amendment to the Business Combination Agreement (the “Third BCA Amendment”), by and among K Enter, K Wave Media Ltd., and GLST Merger Sub Inc. to amend the conditions to the parties’ obligations to consummate the business combination. Other than the amendment to the condition to the obligations of the parties whereby K Enter must complete its acquisition of the controlling equity interests of (1) Play Company Co. Ltd., (2) Solaire Partners LLC, (3) Apeitda Co., Ltd., (4) The LAMP Co., Ltd., (5) Bidangil Pictures Co., Ltd., and (6) Studio Anseilen Co., Ltd., all of the terms, covenants, agreements, and conditions of the BCA remain in full force and effect in accordance with its original terms. On December 11, 2024, Global Star, K Enter, PubCo and Merger Sub entered into the Fourth Amendment to Merger Agreement (the “Fourth BCA Amendment”), which extended the outside date for the parties to consummate the closing of the Business Combination from December 22, 2024 to June 22, 2025.

The foregoing description of the Second BCA Amendment, Third BCA Amendment, and Fourth BCA Amendment (the “BCA Amendments”) do not purport to be complete and is qualified in its entirety by the terms and conditions of the BCA Amendments, copies of which, are filed as Exhibit 2.1 and 2.2 in a Form 8-K filed with the SEC on July 31, 2024, and as Annex A to the DEFM14A filed with the SEC on January 8, 2025.

Results of Operations

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from July 24, 2019 (inception) through December 31, 2024, relates to organizational activities and identifying a target company for a business combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. We expect to continue to incur significant costs in the pursuit of our Business Combination. We cannot assure you that our plans to complete our Business Combination will be successful.

For the year ended December 31, 2024, we had net loss of $768,551, which consists of operating costs of $2,091,648, which primarily consist of legal, professional and advisory fees as well as insurance expense, provision for income taxes of $358,878 and amortization of deferred finance cost of $58,855, offset by interest income on marketable securities held in the Trust Account of $1,722,436 and interest income – bank of $18,394.

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

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on September 22, 2022, and through December 31, 2024, the Company withdrew $1,794,938 from the Trust Account to pay its liabilities related to income and Delaware franchise taxes. Through December 31, 2024, the Company remitted $1,288,941 to the respective tax authorities, with the difference of $505,997 to be remitted as Company’s tax obligations become due. As of December 31, 2024, the Company had accrued but unpaid income tax liability of $324,943 and accrued but unpaid Delaware franchise tax liability of $131,798.

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

As of December 31, 2024, we had $510,939 of cash on our balance sheet, which is restricted for payment of Company’s taxes and a working capital deficit of $5,017,714. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

As previously disclosed on July 31, 2023, in a Form 8-K filed with the SEC, we issued a promissory note (the “Sponsor Working Capital Loan”) in the principal amount of $1,600,000 to our Sponsor. The Note was issued in connection with a $1,600,000 loan the Sponsor has made to us for working capital expenses. If we complete the Business Combination, we would repay the Note out of the proceeds of the Trust Account released to us. Otherwise, the Note would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay the Note but no proceeds from the Trust Account would be used to repay the Note. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into units of the Company at a price of $10.00 per unit (the “Conversion Units”) in lieu of cash repayment. The principal balance of the Note is payable by us on the later of: (i) December 31, 2023, or (ii) the date on which we consummate a Business Combination. No interest shall accrue on the unpaid principal balance of the Note. $1,596,000 is drawn and outstanding under the Note as of December 31, 2024.

On April 15, 2024, the Company issued a promissory note to the Sponsor in an amount of up to $1,000,000 for working capital needs. The note bears no interest and shall be payable by the Maker on the earlier of: (i) December 31, 2024 or (ii) the date on which Maker consummates an initial public offering of its securities. The principal balance may be prepaid at any time. As of December 31, 2024 $982,000 was drawn and outstanding under the promissory note.

On November 20, 2024, the Company amended the terms of the promissory note to allow conversion of up to $1,000,000 into Class B Common Stock of the Company at a price of $10.00 per unit in lieu of cash repayment, effective immediately prior to the Business Combination.

The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

If the Company does not complete the Business Combination by May 22, 2025, (or by June 22, 2025, in the event the Company extends the term to the fullest) the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

If the Company does not consummate a Business Combination by May 22, 2025, (or by June 22, 2025, in the event the Company extends the term to the fullest) there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after 12 months from the closing of the Public Offering. The consolidated financial statements do not include any adjustment that might be necessary, if the Company is unable to continue as a going concern.

Special Meetings, Extension and Trust Withdrawal from Trust Account

On August 22, 2023, we held a Special Meeting of Stockholders (the “August 2023 Meeting”). At the Meeting, our stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination by an additional nine-months pursuant to nine one-month extensions, from September 22, 2023 to June 22, 2024 (the “First New Termination Date”), subject to the approval of the Board of Directors of the Company (the “Board”), provided the sponsor or its designees deposit into the trust account a monthly amount equal to $125,000, prior to the commencement of each extension period (the “Extension”). We filed the Charter Amendment with the Office of the Secretary of State of Delaware on August 28, 2023, a copy of which is attached as Exhibit 3.1 in the Form 8-K filed with the SEC on August 28, 2023 and is incorporated by reference herein. At the Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.53 per share of the funds in the Trust Account. As a result, an aggregate of $42,680,726 was withdrawn from the Trust Account to pay such holders. Following the redemption, our remaining shares of Class A common stock outstanding were 5,147,934.

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

On November 27, 2024, we held a Special Meeting of Stockholders (the “November 2024 Meeting”). As approved by its stockholders at the November 2024 Meeting, the we entered into an amendment to the Investment Management Trust Agreement, dated as of September 22, 2022, as amended (the “Trust Agreement”), with Continental Stock Transfer & Trust Company (“Continental”). The Trust Amendment extended the date on which Continental must commence liquidation of the Trust Account to up to June 22, 2025 (the “Third New Termination Date”), provided that our sponsor or its designees deposit into the trust account the lesser of: (i) $60,000 and (ii) 0.02 per share for each public share that is not redeemed in connection with the November 2024 Meeting. At the November 2024 Meeting, Stockholders holding 756,131 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.40 per share of the funds in the Trust Account. As a result, $8,620,940 was removed from the Trust Account to pay such holders. We have made five monthly extension payments in the Trust Account to extend the period of time by which it has to consummate its initial business combination to May 22, 2025.

We have until May 22, 2025 (or up to June 22, 2025, in the event we extend the term to the fullest), to consummate a Business Combination. If we do not complete our initial business combination by June 22, 2024, or (i) as extended by our stockholders in accordance with our amended and restated certificate of incorporation or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination prior to the Third New Termination date, the public stockholders will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Third New Termination Date unless our initial business combination shall have occurred earlier and, therefore, we do not intend to comply with those procedures. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

As of December 31, 2024, we had cash of $510,939 in our operating bank accounts, $4,374,657 of cash held in the Trust Account to be used for an initial Business Combination or to repurchase or redeem stock in connection therewith and a working capital deficit of $5,017,714.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On November 27, 2023, the Company engaged MZHCI, LLC, a MZ Group Company (“MZHCI”) as its public relations consultant starting from January 1, 2024 (the “MZHCI Agreement”). According to terms of the MZHCI Agreement, MZHCI will be paid a monthly fee of $10,000 through May 2024, which was updated to $5,000 starting from June 2024 for its services for the period of the Proposed Business Combination. Subsequent to the closing of the Proposed Business Combination monthly fee will increase to $14,000 (subject to 5% cost of living adjustment) upon closing of the Proposed Business Combination. In addition, upon successful closing of the Proposed Business Combination, the Company will issue to MZHCI $150,000 worth of the Company’s restricted stock as valued on the first day of trading post-closing.

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

We consider an accounting estimate to be critical if (i) the accounting estimate requires to make assumptions about matters that were highly uncertain at the time when the accounting estimate was made; and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material amount on our financial condition or results of operations. In the preparation of the financials statements for the year ended 2024 we had critical estimates related to the valuation of fair value of the amended promissory note entered into in 2024.

There are other items in our financial statements that require estimation but are not deemed to be critical, as defined above.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Through December 31, 2024, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company is experiencing difficulty in the accounting and reporting related to the existence of assets and corresponding income, as well as the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding income and expenses, which it experienced and reported as a material weakness in its Annual Report on Form 10-K for the year ended December 31, 2023. We also lack effective control with respect to certain areas of oversight in our financial reporting process including controls to mitigate the risk of omitted disclosures, and to assure that (i) funds withdrawn from our Trust to pay tax obligations are restricted for that sole purpose and (ii) fair value measurements are sufficiently researched and that calculations are accurate and complete.

As of December 31, 2024, these material weaknesses in the disclosure controls and procedures over financial reporting have not been fully remediated.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Anthony Ang	69	Chief Executive Officer and Director
Nicholas Khoo	46	Chief Operating Officer
Shan Cui	52	Chief Financial Officer
Stephen Drew	54	Director
LAM Chun Wing	46	Independent Director
Yang Kan Chong	70	Independent Director
Hai Chwee Chew	69	Independent Director
Jukka Rannila	48	Independent Director

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

Hai Chwee Chew, our independent director, serves as a member of our board of directors and as Chairman of our audit committee. Mr. Chew is an entrepreneur who has served in the positions of Independent Director, Executive Director, CFO, COO, and CEO in Asian and U.S. multi-national and local organizations. Mr. Chew’s career includes having held positions as Executive Director of United Fibre Systems Ltd listed in SGX (Singapore Exchange), Executive Director and CEO of NASDAQ listed Pacific Internet Ltd, and CEO of Bright Vision Community Hospital. He was also an Independent Director and Audit Chairman of The Stratech Group Ltd, a SGX listed company. Mr. Chew has also served as the CFO and Finance Director of KFC/Pizza Hut/Taco Bell Singapore, Delifrance Asia, Black and Decker Asia and Vickers Systems Ltd Asia Pacific. Mr. Chew’s entrepreneurial skills were highlighted in his successful founding of Silveray Pte Ltd in 2008, a wheelchair transportation company. Mr. Chew grew Silveray Pte Ltd from scratch to a current fleet size of 71 minibuses specializing in transporting people on wheelchairs, which he sold in November 2021. Mr. Chew is a member of Singapore Institute of Directors and Singapore Red Cross Fund-Raising Committee. He also serves as a District Councilor as well as Vice Chairman of Finance Committee of South West Central Development Committee (CDC), which serves the people in the Southwest Region of Singapore under the Mayor of SW CDC. He has previously served on the Council of

Singapore Red Cross and was the Chairman for Singapore’s Red Cross Committee for Humanitarian Assistance and International Relief (CHAIR), during which he was honored with the Singapore Red Cross Outstanding Service Award in Sept 2019 by the President of Singapore. He has also served on the Board of Ang Mo Kio (“AMK”)-Thye Hua Kwan (“THK”) Hospital, was a member of AMK-THK Medi-fund Committee, and a member of THK Moral Society audit committee. Since 2010, Mr. Chew has served as an independent director to Pacific Andes Resources Development Ltd. Since 2012, Mr. Chew has acted as an independent director and audit chairman of the University of Nevada, Las Vegas for their Singapore campus. Mr. Chew holds an MBA degree and a Bachelor of Science degree in Accounting, summa cum laude, from the University of South Alabama. He has completed an Executive Program at INSEAD, France for Global CFOs.

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

Number and Terms of Officers and Directors

We have six directors since the completion of our IPO. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Hai Chwee Chew and Jukka Rannila will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Stephen Drew, LAM Chun Wing, and Yang Kan Chong will expire at the second annual meeting of stockholders. The term of office of the third-class director, consisting of Anthony Ang, will expire at the third annual meeting of stockholders.

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

Individual(1)	Entity(2)	Entity’s Business	Affiliation
Anthony Ang	Ministry of Foreign Affairs, Government of Singapore	Representations of the Interests of the Republic of Singapore	Ambassador Extraordinary and Plenipotentiary

	Yong Tai Bhd. (Listed on Bursa Malaysia)	Property Development	Independent Director

	The Red Pencil Singapore	Non-profit	Chairman

	Better World Asset Management Ltd.	Management Consultancy Services	Director

	Sinospring Venture Ltd.	Management Consultancy Services	Director

	GCIC Ltd.	Management Consultancy Services	Director

	Seascape Investments Pte. Ltd.	Management Consultancy Services	Director

	ITE Education Services Pte. Ltd.	Education Consultancy Services	Director

	RV SG Pte Ltd.	Real Estate Fund Management	Chairman

	Singapore Digital Exchange Pte Ltd.	Digital Exchange	Chairman

	Imperiale Investment Holdings Ltd.	Investment Holdings	Director

	Eurosport Global Ltd. (listed on Singapore Exchange)	Distributor of luxury cars	Independent Director

	iGlobe Partners Pte Ltd.	Venture Capital	Venture Partner

	Sunrise Shares Holdings Ltd. (Listed on Singapore Exchange)	Investment Holding Co	Executive Director

	SquareDog Robotics Pte Ltd.	AI and Robotics	Executive Director

	Car Chili	Car Rental	Senior Business Advisor

Nicholas Khoo	COMEBACK PTE. Ltd.	Counseling Services	Director

	KHOO CAP ONE PTE. Ltd.	Consulting	Director

	KHOO CAP TWO PTE. Ltd.	Investment	Director

	KHOO CAP THREE PTE. Ltd.	Investment	Director

	Goku Ventures PTE, Ltd.	Consulting	Director

	Khoo Tech	Consulting	Sole Proprietor

	Hatten Land Ltd.	Real Estate	Independent Director

	Bolt Global	Information Technology	Advisor

	Mettle Salt Wealth Ventures	Investment	Investment Committee Advisor

	DJET AIR Pte Ltd.	Aircraft Chartering	Advisor

	Global Fund LLC	Investment	Investment Committee Member

	N PRIMEPARTNERS CAPITAL	Investment	Chairman and Digital Media Investment Committee

	GLOBAL ESPORTS FEDERATION,	Non-profit	Advisor

Stephen Drew	Global Fund LLC	Finance	Managing Partner

LAM Chun Wing

	Golden Great China Fund Management Ltd.	Finance	Vice President

Yang Kan Chong	Tribeca Global SPAC Fund IV LLC	Investments	Investment Committee Member

	Global Fund LLC	Finance	Director

	Sport Lifestyle	Sport	Director

Hai Chwee Chew	Surecanlah	Consultancy/Investment	CEO/Director

	Pacific Andes Resources Dept.	Global Supply/Fishing	Director

	University of Las Vegas, Singapore	Education	Director

	Singapore Red Cross Society	Not for Profit	Member

	Singapore Institute of Directors	Finance	Member

Jukka Rannila	Assai Capital Oy	Investments	Director

	Nosh Company Oy	Fashion and Design	Chairman of the Board

	Warp Bridge Oy	Investments	Director

	Trussmatic Oy	Robotics	Director

	Revlon Oy	Commercial Real Estate	Director

Shan Cui	Flag Ship Acquisition Corp.	SPAC	Director

	Micro Algo, Inc.	Software Technology	Director

	Zi Toprun Acquisition Corporation	SPAC	Director

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.
(2)	Each of the entities listed in this table has priority and preference relative to Global Star’s company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, agents, and representatives that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

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

As of April 7, 2025, there were 2,953,268 shares of common stock issued and outstanding, consisting of 40,043 shares of Company’s redeemable Class A common stock, 613,225 shares of Company’s non-redeemable Class A common stock, and 2,300,000 shares of Class B common stock. Class A Ordinary Shares underlying the Private Placement Warrants held by the Sponsor are not required to be, and are not, included in the table below because these securities are not exercisable within 60 days of this proxy statement. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock (2)		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Global Star Acquisition 1 LLC (1) (2)	498,225	76.26%	1,640,000	71.3%	72.40%
Anthony Ang (1) (2)	498,225	76.26%	1,940,000	84.34%	85.56%
Ted Kim (1)	498,225	76.26%	1,640,000	71.3%	72.40%
Nicholas Khoo (2)	-	-	50,000	2.17%	1.69%
Shan Cui (2)	-	-	50,000	2.17%	1.69%
Stephen Drew (2)	-	-	20,000	*	*
LAM Chun Wing	-	-	20,000	*	*
Yang Kan Chong			20,000	*	*
Hai Chwee Chew	-	-	20,000	*	*
Jukka Rannila			20,000	*	*
All directors and executive officers as a group (9 individuals)	498,225	76.26%	2,140,000	93.04%	89.33%
5% Stockholders
K Enter Holdings Inc. (3)	-	-	160,000	6.95%	5.41%

(1)	Global Star Investment LLC, our sponsor, is the record holder of the securities reported herein. Anthony Ang, our Chairman and Chief Executive Officer, are managing members of our Sponsor. By virtue of this relationship, Mr. Ang and Mr. Kim may be deemed to share beneficial ownership of the securities held of record by our Sponsor. Mr. Ang owns 300,000 shares directly in addition to sharing the 1,640,000 beneficial ownership with our sponsor and Mr. Kim. Mr. Ang and Mr. Kim disclaim any such beneficial ownership except to the extent of his pecuniary interest. The business address of each of these entities and individuals is 1641 International Drive, Unit 208, McLean, VA.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock, as well as placement shares after the IPO. Founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.
(3)	K Enter Holdings Inc. In connection with the Business Combination Agreement, on July 12, 2023, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and between the Company, K Enter, and Global Star Acquisition I LLC, a Delaware limited liability company (the “Sponsor”). Pursuant to the Purchase Agreement, K Enter purchased from the Sponsor 160,000 shares of Class B common stock (“the SPAC Securities”) for an aggregate purchase price of $1,600,000 (the “Purchase Price”), which was payable within 10 days from the effective date of the Purchase Agreement.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

During the year ended December 31, 2021, the Sponsor agreed to purchase 2,300,000 shares of our Common stock (the “Founder Shares”) for $25,000. On February 14, 2022, the Sponsor received the 2,875,000 shares and paid us $25,000 in full satisfaction of the outstanding receivable. The Founder Shares include an aggregate of up to 300,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of our issued and outstanding shares of common stock after the IPO. In accordance with ASC 505, “Equity”, all shares, and the associated amounts have been retroactively restated to account for this share issuance. On April 5, 2022, the Sponsor entered into share transfer agreements (collectively, the “Share Transfer Agreements”) for an aggregate of 500,000 founder shares to our officers and directors. On July 26, 2022, the Sponsor surrendered 575,000 founder shares to us for cancellation, for no consideration. All share amounts have been retroactively restated to reflect this surrender. K Enter purchased 160,000 Founder Shares from the Sponsor pursuant to the Purchase Agreement discussed herein. In accordance with the Purchase Agreement, the Sponsor owns 1,640,000 Founder Shares.

The Sponsor and each Insider agrees that (i) 50% of the Founder Shares (or shares of Common Stock issuable upon conversion thereof) will not be transferred, assigned or sold until the earlier of (A) six months after the date of the consummation of the Company’s initial business combination and (B) the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination and (i) the remaining 50% of the Founder Shares (or shares of Common Stock issuable upon conversion thereof) will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination.

Due to Related Party

Prior to September 30, 2022, and in connection with the close of the overallotment on October 4, 2022, we received $112,250 which should have been deposited into the Sponsor’s bank account. The amount was transferred to the Trust Account prior to December 31, 2022.

At the close of the Initial Public Offering, a related party deposited $25,000 greater than the agreed upon initial investment. The Company repaid this amount in full, and no balance related to this transaction was outstanding as of December 31, 2024 and 2023.

Due to Sponsor

As of December 31, 2024 and 2023, the outstanding balance due to the Sponsor was $15,094, which represents certain amounts paid by Sponsor on behalf of the Company.

Promissory Notes — Related Party Working Capital Loans

On February 14, 2022, the Sponsor issued an unsecured promissory note to us (the “Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $300,000, which was fully drawn prior to IPO. Upon closing of the IPO, we repaid the outstanding balance in full. As of December 31, 2024 and 2023, there was no balance outstanding.

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

In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of December 31, 2024, and 2023, the amount outstanding under the Sponsor Working Capital Loan was $1,600,000 and $1,590,000, respectively.

On April 15, 2024, we issued a promissory note to the Sponsor in an amount of up to $1,000,000 for working capital needs. The note bears no interest and shall be payable by the Maker on the earlier of: (i) December 31, 2024 or (ii) the date on which Maker consummates an initial public offering of its securities. The principal balance may be prepaid at any time. As of December 31, 2024, $982,000 was drawn and outstanding under the promissory note.

On November 20, 2024, we amended the terms of the promissory note to allow conversion of up to $1,000,000 into Class B Common Stock of the Company at a price of $10.00 per unit in lieu of cash repayment, effective immediately prior to the Business Combination.

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

The Company incurred $120,000 and $121,666 (including a catch-up payment of $1,666 for the previous year) of expenses pursuant to this agreement for the years ended December 31, 2024, and 2023 respectively.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Accounting for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees paid to Marcum LLP for professional services rendered in connection with the audit of our annual consolidated financial statements included in Form 10-K and reviews of our interim financial statements included in our quarterly reports on Form 10-Q during the years ended December 31, 2024 and 2023, amounted to $156,025 and $172,525, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” Audit related fees paid to Marcum LLP for services rendered in connection with reviews of registration statements and issuances of consents to the use of their independent registered public accounting firm report amounted to $269,458 and $66,950 for the years ended December 31, 2024, and 2023 respectively.

Tax Fees. We did not pay for tax return services, planning and tax advice for the period from inception to December 31, 2024, and 2023.

All Other Fees. We did not pay Marcum LLP for any services for the period from inception to December 31, 2024 and 2023.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Merger Agreement, dated as of June 15, 2023, by and among Global Star Acquisition Inc., K Enter Holdings Inc., K Wave Media Ltd. and GLST Merger Sub Inc. (3)

3.1	First Amendment to the Amended and Restated Certificate of Incorporation dated August 28, 2023. (2)

3.3	By Laws (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Class A Common Stock Certificate (1)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4) (1)

4.4	Warrant Agreement dated September 22, 2022, between the Company and Continental Stock Transfer & Trust Company (2)

4.5	Description of Registered Securities*

10.1	Letter Agreement dated September 22, 2022, among the Company, EF Hutton, division of Benchmark Investments, LLC and each of the executive officers and directors of the Company (2)

10.2	Amended and Restated Promissory Note, dated September 1, 2022, issued to Global Stare Acquisition 1 LLC (1)

10.3	Investment Management Trust Agreement dated September 22, 2022 between the Company and Continental Stock Transfer & Trust Company (2)

10.4	Registration Rights Agreement dated September 22, 2022, [by and] among the Company and certain securityholders (2)

10.5	Administrative Support Agreement, dated February 18, 2022, [by and] between the Company and Global Star Acquisition 1 LLC (2)

10.6	Placement Unit Purchase Agreement dated February 18, 2022, [by and] between the Company and the Sponsor (2)

10.7	Form of Indemnity Agreement (2)

10.8	Securities Subscription Agreement dated February 14, 2022, [by and] between the Registrant and Global Link Investment LLC (1)

19	Insider Trading Policy*

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on September 13, 2022.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 28, 2023.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 22, 2023.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 14, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April 2025.

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

Name	Position	Date

/s/ Anthony Ang	Chief Executive Officer	April 29, 2025
Anthony Ang	(Principal Executive Officer)

/s/ Shan Cui	Chief Financial Officer	April 29, 2025
Shan Cui	(Principal Financial Officer)

GLOBAL STAR ACQUISITION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Global Star Acquisition Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Global Star Acquisition Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before June 22, 2025. The Company entered into a definitive merger agreement with a business combination target on June 15, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to June 22, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after June 22, 2025, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

New York, NY

April 29, 2025

GLOBAL STAR ACQUISITION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$510,939	$1,506,914
Prepaid expenses and other current assets	7,500	80,782
Total Current Assets	518,439	1,587,696
Marketable securities held in Trust Account	4,374,657	55,707,757
Total Assets	$4,893,096	$57,295,453

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$1,726,331	$781,967
Accrued franchise tax payable	131,798	59,313
Income taxes payable	324,943	796,065
Excise tax payable attributable to redemption of common stock	959,070	426,807
Due to Sponsor	15,094	15,094
Sponsor working capital loan	1,596,000	1,590,000
Promissory note - related party	733,661	-
Total Current Liabilities	5,486,897	3,669,246
Deferred underwriting commission	3,220,000	3,220,000
Total Liabilities	$8,706,897	$6,889,246

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 380,875 and 5,147,934 shares issued and outstanding at redemption value of $11.63 and $10.80 per share at December 31, 2024 and 2023, respectively	4,430,398	55,575,390

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 613,225 shares issued and outstanding (excluding 380,875 and 5,147,934 shares subject to possible redemption at December 31, 2024 and 2023, respectively)	62	62
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,300,000 shares issued and outstanding	230	230
Additional paid-in capital	-	-
Accumulated deficit	(8,244,491)	(5,169,475)
Total Stockholders’ Deficit	(8,244,199)	(5,169,183)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$4,893,096	$57,295,453

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL STAR ACQUISITION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2024	2023
OPERATING EXPENSES
Administration fee - related party	$120,000	$121,666
General and administrative expenses	1,971,648	2,005,281
TOTAL OPERATING EXPENSES	(2,091,648)	(2,126,947)

OTHER INCOME
Amortization of deferred finance cost	(58,855)	-
Income earned on Investments held in Trust Account	1,722,436	3,942,920
Interest income	18,394	23,833
TOTAL OTHER INCOME	1,681,975	3,966,753

(Loss) Income before provision for income taxes	(409,673)	1,839,806

Provision for income taxes	(358,878)	(795,729)
Net (loss) income	$(768,551)	$1,044,077

Weighted average number of shares of redeemable Class A common stock outstanding, basic and diluted	2,853,052	7,823,408

Basic and diluted net (loss) income per share of redeemable Class A common stock	$(0.13)	$0.10

Weighted average number of shares of non-redeemable Class A and B common stock outstanding, basic and diluted	2,913,225	2,913,225

Basic and diluted net (loss) income per share of non-redeemable Class A and B common stock	$(0.13)	$0.10

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL STAR ACQUISITION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	613,225	$62	2,300,000	$230	$-	$(2,328,390)	$(2,328,098)
Remeasurement adjustment of Class A ordinary shares to redemption value	-	-	-	-	-	(3,458,355)	(3,458,355)
Excise tax payable attributable to redemption of common stock	-	-	-	-	-	(426,807)	(426,807)
Net income	-	-	-	-	-	1,044,077	1,044,077
Balance as of December 31, 2023	613,225	$62	2,300,000	$230	$-	$(5,169,475)	$(5,169,183)
Remeasurement adjustment of Class A ordinary shares to redemption value	-	-	-	-	-	(2,081,396)	(2,081,396)
Excise tax payable attributable to redemption of common stock	-	-	-	-	-	(532,263)	(532,263)
Gain on modification of terms of a promissory note	-	-	-	-	-	307,194	307,194
Net loss	-	-	-	-	-	(768,551)	(768,551)
Balance as of December 31, 2024	613,225	$62	2,300,000	$230	$-	$(8,244,491)	$(8,244,199)

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL STAR ACQUISITION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities:
Net (loss) income	$(768,551)	$1,044,077
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of deferred finance costs	58,855	-
Income earned on Investments held in Trust Account	(1,722,436)	(3,942,920)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	73,282	150,746
Other assets	-	49,526
Accounts payable and accrued expenses	944,364	597,763
Income taxes payable	(471,122)	660,744
Accrued franchise taxes	72,485	(142,283)
Net cash used in Operating Activities	(1,813,123)	(1,582,347)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(776,675)	(500,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	605,823	1,189,115
Cash withdrawn from Trust Account for redemptions	53,226,388	42,680,726
Net Cash provided by Investing Activities	53,055,536	43,369,841

Cash Flows from Financing Activities:
Payment of offering costs	-	(67,414)
Proceeds from working capital loan	10,000	1,590,000
Repayment of working capital loan	(4,000)	-
Proceeds from promissory note - related party	982,000	-
Redemption of common stock	(53,226,388)	(42,680,726)
Net cash used in Financing Activities	(52,238,388)	(41,158,140)

Net change in cash	(995,975)	629,354
Cash and cash equivalents at beginning of year	1,506,914	877,560
Cash and cash equivalents at end of year	$510,939	$1,506,914

Supplemental disclosure of non-cash financing activities:
Class A Ordinary Shares remeasurement to redemption value	$2,081,396	$3,458,355
Gain on modification of terms of a promissory note	$307,194	$-
Excise tax payable attributable to redemption of common stock	$532,263	$426,807

Supplemental disclosure of information:
Income taxes paid	$830,000	$134,985

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

As of December 31, 2024, the Company had two wholly-owned subsidiaries, GLST Merger Sub, Inc., a majority-owned subsidiary of the Company incorporated in Delaware on June 12, 2023 (“GLST Merger Sub”), and K Wave Media Ltd., a Cayman Islands exempted company formed on June 22, 2023 (See “Merger Agreement” section below).

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from July 24, 2019 (inception) through December 31, 2024, relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Offering placed in Trust Account. The Company has selected December 31 as its fiscal year end.

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Special Meetings

On August 22, 2023, the Company held a Special Meeting of Stockholders (the “August 2023 Meeting”). At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination by an additional nine-months pursuant to nine one-month extensions, from September 22, 2023 to June 22, 2024 (the “First New Termination Date”), subject to the approval of the Board of Directors of the Company (the “Board”), provided the sponsor or its designees deposit into the trust account a monthly amount equal to $125,000, prior to the commencement of each extension period (the “Extension”). The Company filed the Charter Amendment with the Office of the Secretary of State of Delaware on August 28, 2023, a copy of which is attached as Exhibit 3.1 in the Form 8-K filed with the SEC on August 28, 2023 and is incorporated by reference herein. At the Meeting, Stockholders holding 4,052,066 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.53 per share of the funds in the Trust Account. As a result, an aggregate of $42,680,726 was withdrawn from the Trust Account to pay such holders. Following the redemption, the Company’s remaining shares of Class A common stock outstanding were 5,147,934. The Company has made nine monthly payments of $125,000 in the Trust Account to extend the period of time it has to consummate its initial business combination to June 22, 2024 (see Note 11).

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

On November 27, 2024, the Company held a Special Meeting of Stockholders (the “November 2024 Meeting”). As approved by its stockholders at the November 2024 Meeting, the Company entered into an amendment to the Investment Management Trust Agreement, dated as of September 22, 2022, as amended (the “Trust Agreement”), with Continental Stock Transfer & Trust Company (“Continental”). The Trust Amendment extended the date on which Continental must commence liquidation of the Trust Account to up to June 22, 2025 (the “Third New Termination Date”), provided that the sponsor or its designees deposit into the trust account the lesser of: (i) $60,000 and (ii) 0.02 per share for each public share that is not redeemed in connection with the November 2024 Meeting. At the November 2024 Meeting, Stockholders holding 756,131 shares of common stock exercised their right to redeem their shares for cash at an approximate price of $11.40 per share of the funds in the Trust Account. As a result, approximately $8,620,940 was removed from the Trust Account to pay such holders. The Company has made five monthly extension payments in the Trust Account to extend the period of time by which it has to consummate its initial business combination to May 22, 2025.

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has until May 22, 2025 (or up to June 22, 2025, in the event the Company extends the term to the fullest), to consummate a Business Combination. If we do not complete our initial business combination by June 22, 2025, or (i) as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination prior to the Third New Termination date, the public stockholders will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Third New Termination Date unless our initial business combination shall have occurred earlier and, therefore, we do not intend to comply with those procedures. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on September 22, 2022, and through December 31, 2024, the Company withdrew $1,794,938 from the Trust Account to pay its liabilities related to income and Delaware franchise taxes. Through December 31, 2024, the Company remitted $1,288,941 to the respective tax authorities, with the difference of $505,997 to be remitted as Company’s tax obligations become due. As of December 31, 2024, the Company had accrued but unpaid income tax liability of $324,943 and accrued but unpaid Delaware franchise tax liability of $131,798.

Liquidity and Going Concern

As of December 31, 2024, the Company had cash of $510,939 in its operating bank accounts, out of which $505,997 is restricted for payment of the Company’s tax obligations (as described above). The Company had $4,374,657 of marketable securities held in the Trust Account to be used for an initial Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $5,017,714. From the date of the IPO and through December 31, 2024, the Company has withdrawn an aggregate of $1,794,938 for payment of its income and franchise taxes.

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors, the Sponsor or their affiliates may, but are not obligated to loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will not have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or June 22, 2025.

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

If the Company does not consummate a Business Combination by June 22, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that the liquidity condition due to insufficient working capital and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after 12 months from the closing of the Public Offering. The consolidated financial statements do not include any adjustment that might be necessary, if the Company is unable to continue as a going concern.

Merger Agreement

On June 15, 2023, the Company and K Enter Holdings Inc., a Delaware corporation (the “K Enter”) executed of a definitive Merger Agreement (as amended by that certain First, Second, Third and Fourth Amendments, the “Merger Agreement”) pursuant to which, among other things, (i) the Company will merge with and into K Wave Media Ltd., a Cayman Islands exempted company, formed on June 22, 2023, and wholly-owned subsidiary of the Company (the “Purchaser”), with Purchaser continuing as the surviving corporation (the “Reincorporation Merger”) and (ii) GLST Merger Sub Inc., a Delaware corporation, formed on June 12, 2023, and wholly-owned subsidiary of Purchaser (the “Merger Sub”) will merge with and into K Enter, with K Enter surviving the merger as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement, together, are referred to herein as the “Proposed Business Combination”. Pursuant to the Merger Agreement, the parent of the combined company will be named “K Wave Media Ltd.” and the Company expects that the securities of the parent of the combined company will be listed on The Nasdaq Stock Market.

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Second, Third and Fourth Amendment

On June 28, 2024, the Company entered into a Second Amendment to the Business Combination Agreement (the “Second BCA Amendment”), by and among K Enter, K Wave Media Ltd., a Cayman Islands exempted company (the “K Wave Media Ltd.”), and GLST Merger Sub Inc., a Delaware corporation (the “GLST Merger Sub Inc.”) to extend the outside date by which the parties’ must consummate the business combination. Other than the extension of the date to December 22, 2024, by which we must consummate a business combination, all of the terms, covenants, agreements, and conditions of the BCA remain in full force and effect in accordance with its original terms. On July 25, 2024, the Company entered into a Third Amendment to the Business Combination Agreement (the “Third BCA Amendment”), by and among K Enter, K Wave Media Ltd., and GLST Merger Sub Inc. to amend the conditions to the parties’ obligations to consummate the business combination. Other than the amendment to the condition to the obligations of the parties whereby K Enter must complete its acquisition of the controlling equity interests of (1) Play Company Co. Ltd., (2) Solaire Partners LLC, (3) Apeitda Co., Ltd., (4) The LAMP Co., Ltd., (5) Bidangil Pictures Co., Ltd., and (6) Studio Anseilen Co., Ltd., all of the terms, covenants, agreements, and conditions of the BCA remain in full force and effect in accordance with its original terms. On December 11, 2024, Global Star, K Enter, PubCo and Merger Sub entered into the Fourth Amendment to Merger Agreement (the “Fourth BCA Amendment”), which extended the outside date for the parties to consummate the closing of the Business Combination from December 22, 2024 to June 22, 2025.

The foregoing description of the Second BCA Amendment, Third BCA Amendment, and Fourth BCA Amendment (the “BCA Amendments”) do not purport to be complete and is qualified in its entirety by the terms and conditions of the BCA Amendments, copies of which, are filed as Exhibit 2.1 and 2.2 in a Form 8-K filed with the SEC on July 31, 2024, and as Annex A to the DEFM14A filed with the SEC on January 8, 2025.

Risks and Uncertainties

Management continues to evaluate the impact of various factors, including the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Israel and Gaza conflict and the status of debt and equity markets, as well as protectionist legislation in our target markets, and has concluded that while it is reasonably possible that these factors could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 22, 2023, in connection with the implementation of the Extension, the Company’s public stockholders elected to redeem 4,052,066 Public Shares for a total of $42,680,726. As such the Company has recorded a 1% excise tax liability in the amount of $426,807 on the Company’s consolidated balance sheets as of December 31, 2023. On June 25, 2024, in connection with the implementation of the Second Extension, the Company’s public stockholders elected to redeem 4,010,928 Public Shares for a total of $44,605,448. On November 27, 2024, in connection with the implementation of the Third Extension, the Company’s public stockholders elected to redeem 756,131 Public Shares for a total of $8,620,940. As such the Company has recorded a 1% excise tax liability in the amount of $532,263 on the Company’s consolidated balance sheets as of December 31, 2024. The total liability of $959,070 recorded as of December 31, 2024 does not impact the Company’s consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This liability will be reevaluated and remeasured at the end of each quarterly period.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. The Company has filed its excise tax return and is currently evaluating its options with respect to payment of this obligation. Any amount of such Excise Tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. The Company has recorded and estimated penalties and interest of $11,284 for the unpaid liability for excise tax related to 2023 in its accrued liabilities.

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

Marketable Securities Held in Trust Account

At December 31, 2024 and 2023, substantially all of the assets held in the Trust Account were held in money market funds that invest in U.S. Treasury Securities. The Company accounts for its marketable securities as Trading Securities under ASC 320, where securities are presented at fair value on the consolidated balance sheets and with unrealized gains or losses, if any, presented on the consolidated statements of operations. From the date of the IPO and through December 31, 2024, the Company withdrew an aggregate of $1,794,938 of interest earned on the Trust Account to pay its income and franchise taxes and remitted $1,288,941 to respective tax authorities. The remaining balance of $505,997 is available for payment of Company’s tax liabilities as of December 31, 2024.

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on December 31, 2024 and 2023, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2024 and 2023, the Class A common stock reflected in the consolidated balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2022	$94,797,761
Plus:
Remeasurement adjustment of Class A common stock to redemption value	3,458,355
Less:
Redemption of Class A common stock subject to redemption	(42,680,726)
Class A common stock subject to possible redemption at December 31, 2023	$55,575,390
Plus:
Remeasurement adjustment of Class A common stock to redemption value	2,081,396
Less:
Redemption of Class A common stock subject to redemption	(53,226,388)
Class A common stock subject to possible redemption at December 31, 2024	$4,430,398

The balance of the liability for Class A common stock subject to possible redemption at December 31, 2024, included an amount of $55,740 of the difference between amount of cash on hand withdrawn from the Trust Account for taxes and total of income and Delaware franchise tax liabilities as of December 31, 2024. Subsequent to December 31, 2024, the Company has incurred an estimated additional amount of $30,000 for the income and Delaware franchise tax through the date of this report and will continue to incur further amounts for such taxes through the date of the close of the business combination or, if business combination does not occur, the date of the liquidation. At that point the Company will determine if it is entitled to further withdrawal for taxes from the Trust Account or will have to return excess funds withdrawn from the Trust Account for distribution to redeeming shareholders.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits and income taxes, if any, as income tax expense. The Company recorded $7,163 of interest and penalties related to income taxes for the year 2023, which is included in the Company’s income tax expenses for the year ended December 31, 2024.

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

Segment Reporting

The Company complies with FASB ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements.

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of diluted (loss) income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 9,698,225 shares of Class A common stock in the aggregate. The Company will also issue 98,200 shares of Class B common stock underlying the conversion feature in the amended Sponsor note. Issuance of these shares would be anti-dilutive under the if converted method.

As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the period presented.

The following table reflects the calculation of basic and diluted net (loss) income per share of common stock (in dollars, except per share amounts):

	Year Ended		Year Ended
	December 31, 2024		December 31, 2023
	Redeemable Class A	Non-Redeemable Class A & B	Redeemable Class A	Non-Redeemable Class A & B
Numerator: Basic and diluted net (loss) income per share of common stock
Allocation of net (loss) income	$(380,265)	$(388,286)	$760,782	$283,295
Denominator: Basic and diluted weighted average shares outstanding	2,853,052	2,913,225	7,823,408	2,913,225
Basic and diluted (loss) income per share of common stock	$(0.13)	$(0.13)	$0.10	$0.10

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this standard as of December 31, 2024.

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

During the year ended December 31, 2021, the Sponsor agreed to purchase 2,300,000 shares of the Company’s Common stock (the “Founder Shares”) for $25,000. On February 14, 2022, the Sponsor received the 2,875,000 shares and paid the Company $25,000 in full satisfaction of the outstanding receivable. The Founder Shares include an aggregate of up to 300,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (see Note 9).In accordance with ASC 505, “Equity”, all shares, and the associated amounts have been retroactively restated to account for this share issuance. On April 5, 2022, the Sponsor entered into share transfer agreements (collectively, the “Share Transfer Agreements”) for an aggregate of 500,000 founder shares to the Company’s officers and directors (subject to certain performance conditions discussed in Note 8). On July 26, 2022, the Sponsor surrendered 575,000 founder shares to the Company for cancellation, for no consideration. All share amounts have been retroactively restated to reflect this surrender. K Enter purchased 160,000 Founder Shares from the Sponsor pursuant to the Purchase Agreement discussed herein. In accordance with the Purchase Agreement, the Sponsor owns 1,640,000 Founder Shares.

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

At the close of the Initial Public Offering, a related party deposited $25,000 greater than the agreed upon initial investment. The Company repaid this amount in full, and no balance related to this transaction was outstanding as of December 31, 2024 and 2023.

Due to Sponsor

As of December 31, 2024 and 2023, the outstanding balance due to the Sponsor was $15,094, which represents certain amounts paid by Sponsor on behalf of the Company.

Promissory Notes — Related Party Working Capital Loans

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of December 31, 2024 and 2023, the amount outstanding under the Sponsor Working Capital Loan was $1,596,000 and $1,590,000, respectively.

On April 15, 2024, the Company issued a promissory note to the Sponsor in an amount of up to $1,000,000 for working capital needs. The note bears no interest and shall be payable by the Maker on the earlier of: (i) December 31, 2024 or (ii) the date on which Maker consummates an initial public offering of its securities. The principal balance may be prepaid at any time. As of December 31, 2024, $982,000 was drawn and outstanding under the promissory note.

On November 20, 2024, the Company amended the terms of the promissory note to allow conversion of up to $1,000,000 into Class B Common shares of the Company at a price of $10.00 per share in lieu of cash repayment, effective immediately prior to the Business Combination. The Company used extinguishment method of accounting for the amendment and recorded the difference between the initial amount of the promissory note and the fair value of the amended note as of the date of the amendment as a gain on modification of terms of a promissory note of $307,194 included in the Company’s consolidated statement of changes in stockholders’ deficit with corresponding recognition of the deferred finance costs related to the amended promissory note, which is amortized over the expected term of the note. The net amount of the note of $733,661 is included in the Company’s consolidated balance sheet.

Administrative Support Agreement

The Sponsor has agreed to make available, or cause to be made available, to the Company, or any successor location of Global Star Acquisition 1 LLC, certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. In exchange therefore, the Company shall pay the Sponsor the sum of $10,000 per month on the Initial Public Offering date and continuing monthly thereafter until the Termination Date. The Company incurred $120,000 of expenses pursuant to this agreement for the year ended December 31, 2024. The Company incurred $121,666 (including a catch up payment of $1,666 for the previous year) of expenses pursuant to this agreement for the years ended December 31, 2023.

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

Service Provider Agreements

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

On November 27, 2023, the Company engaged MZHCI, LLC, a MZ Group Company (“MZHCI”) as its public relations consultant starting from January 1, 2024 (the “MZHCI Agreement”). According to terms of the MZHCI Agreement, MZHCI will be paid a monthly fee of $10,000 through May 2024, which was updated to $5,000 starting from June 2024 for its services for the period of the Proposed Business Combination. Subsequent to the closing of the Proposed Business Combination monthly fee will increase to $14,000 (subject to 5% cost of living adjustment) upon closing of the Proposed Business Combination. In addition, upon successful closing of the Proposed Business Combination, the Company will issue to MZHCI $150,000 worth of the Company’s restricted stock as valued on the first day of trading post-closing.

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2024 and 2023, there were no preferred shares issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 613,225 shares of Class A Common Stock issued and outstanding (excluding 380,875 shares of Class A Common Stock subject to possible redemption), respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 2,300,000 shares of Class B common stock issued and outstanding, respectively.

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants—As of December 31, 2024 and 2023, there are 9,200,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2024 and 2023, there are 498,225 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering. The Company accounts for the warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC815-40. Such guidance provides that the warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

As of December 31, 2024, there are 500,000 shares that remain unvested as the Company determined that a Business Combination is not considered probable. Therefore, the remaining fair value of stock-based compensation expense associated with these shares totaling $1,150,000 has not been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Description	Level	December 31, 2024	December 31, 2023
Assets:
Marketable securities held in Trust Account		1	$4,374,657	$55,707,757

	Description	Level	November 20, 2024
Liabilities:
Promissory note – related party		2	$733,661

The Company developed a Probability Weighted Expected Return Model (“PWERM”) to estimate the fair value of the Promissory note – related party as of the date of the amendment of the terms of the initial promissory note. The initial fair value of the amended Promissory note --related party was classified within Level 2 of the fair value hierarchy at the measurement date due to use of inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.

The following table presents the quantitative information regarding assumptions used in the valuation of the Promissory note – related party, which was determined principally by reference to the fair value of the underlying shares into which the note is convertible. Assumptions used to estimate the fair value of the underlying shares are as follows:

November 20, 2024
Closing stock price	$11.45
Expected time to liquidity	1.1 years
Discounts for the risks of:
Lack of marketability	10.0%
Non-occurrence of a business combination	29.2%

The Promissory note – related party is a non-recurring fair value measurement for which the initial recognition is classified as Level 2 due to the use of a combination of observable an unobservable inputs.

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — TAXES

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Federal:
Current	$358,878	$796,065
Deferred	(247,649)	(250,221)
State and local:
Current	-	-
Deferred	-	-
Change in valuation allowance	247,649	250,221
Total tax provision	$358,878	$796,065

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2024, the change in the valuation allowance was $247,649. For the year ended December 31, 2023, the change in the valuation allowance was $250,221.

As of December 31, 2024 and 2023 the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (87.6%) for the year ended December 31, 2024, 43.25% for the year ended December 31, 2023. The effective tax rate differs from the statutory tax rate of 21.0% for the year ended December 31, 2024, and 2023, due to non-deductible meals & entertainment expenses, penalties and interest, business combination expenses, amortization of deferred finance cost and changes in the valuation allowance on the deferred tax assets.

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
U.S. federal statutory rate	21.0%	21.0%
Business combination expenses	(41.4)%	8.4%
Amortization of deferred finance cost	(3.0)%	-
Meals & entertainment	(0.8)%	0.1%
Penalties and interest	(2.7)%	0.2%
Valuation allowance	(60.7)%	13.6%
Income tax provision	(87.6)%	43.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Deferred tax assets:
Start up costs	$570,922	$323,273
Total deferred tax assets	570,922	323,273
Valuation Allowance	(570,922)	(323,273)
Net deferred tax asset	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the years ended December 31, 2024 and 2023 remain open and subject to examination.

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Professional service fee in connection with Business Combination	$807,261	$734,946
Other general and administrative expenses	$1,284,387	$1,392,001
Total operating expenses	$2,091,648	$2,126,947
Income earned on Investments held in Trust Account	$1,722,436	$3,942,920

The key measures of segment profit or loss reviewed by our CODM are interest earned on marketable securities held in Trust Account and professional fees and other expenses. The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Professional fees and other expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews other general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements were issued. Based upon this review, or within these consolidated financial statements, other than as disclosed below, the Company did not identify any subsequent events that would have required recognition or disclosure in the consolidated financial statements.

Special Meeting

On February 3, 2025, the Company held a special meeting of its stockholders (the “Special Meeting”) at 9:30 a.m. Eastern Time for the purposes of considering and voting upon the proposals (the “Proposals”). As of the record date of December 13, 2024, there were a total of 3,214,100 ordinary shares issued and outstanding and entitled to vote at the Special Meeting. Proxies were received for 3,202,211 ordinary shares, or approximately 97.21% of the shares issued and outstanding and entitled to vote at the Special Meeting. In connection with the vote to approve the Proposals, as of the date of this Current Report on Form 8-K, the holders of 340,832 Class A ordinary shares of Global Star properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $3,922,609. As a result, following satisfaction of such redemptions upon the closing of the business combination, the Company has 40,043 Class A ordinary shares outstanding and the balance in the Trust Account is approximately $460,851. The final redemption payment amount and the balance in the Trust Account was subject to approximately $12,651 tax withdrawal.

GLOBAL STAR ACQUISITION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nasdaq Notice

As previously disclosed via a Form 8-K filed with the SEC on January 31, 2025, the Company received a written notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company securities would be delisted for failing to comply with the 400 total holders requirement under Listing Rule 5450(a)(2) and the minimum 1,100,000 publicly held shares under Listing Rule 5450(b)(2)(A). Further, as announced by the Company, on February 7, 2025, the Company requested a hearing. On March 11, 2025, the Company advised the Nasdaq Hearings Panel that the Company was withdrawing its appeal of the January 31, 2025 delist determination issued by the Staff in this matter. On March 12, 2025, the company filed a Form 25 with the SEC. On March 12, 2025, the Company received written notification (the “Delisting Notice”) from Nasdaq that trading in the Company’s securities will be suspended at the open of trading on March 14, 2025. Following Trading Suspension, GLST units, Class A ordinary shares and warrants became eligible to trade on the OTC Markets under the ticker symbols GLST, GLSTU, GLSTR, and GLSTW on March 14, 2025, respectively.

PIPE Investment

On January 31, 2025, the Company entered into a securities purchase agreement (the “PIPE Securities Purchase Agreement”), with certain institutional and accredited investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), promissory notes (the “PIPE Notes”) convertible into shares of Company common stock, par value $0.0001 per share (the financing under the PIPE Securities Purchase Agreement hereinafter referred to as the “PIPE Financing”) with an aggregate original principal amount of $4.5 million (the “Aggregate Closing PIPE Proceeds”). The PIPE Notes issued in the PIPE Financing were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the PIPE Subscription Agreements. In addition, the PIPE Investors shall receive approximately 900,000 shares of K Enter common stock from a K Enter shareholder, such shares shall be convertible into shares of Company common stock, par value $0.0001 per share.

The Aggregate Closing PIPE Proceeds will be a part of the aggregate cash proceeds available for release to the Company in connection with the transactions contemplated by the Business Combination Agreement. The PIPE Notes are convertible into shares of Common Stock, $0.0001 par value per share, at a price of $10.00 per share, to be adjusted downwardly as further described in the Form of Convertible Senior Unsecured Note, bear interest at 3.00% to be paid semi-annually, and mature on the thirty-sixth (36) month anniversary of the issuance date of the PIPE Notes. Pursuant to the PIPE Securities Purchase Agreement, the PIPE Investors will enter into a registration rights agreement (the “PIPE Registration Rights Agreement”) at the closing of the transactions contemplated by the PIPE Securities Purchase Agreement (the “PIPE Closing”). Pursuant to the Registration Rights Agreement, the Company agrees to provide certain registration rights with respect to the shares of its Common Stock issuable upon conversion of the PIPE Notes in accordance with the terms of the PIPE Notes.

The foregoing description of the PIPE Securities Purchase Agreement, PIPE Notes, and PIPE Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of PIPE Securities Purchase Agreement, PIPE Notes, and PIPE Registration Rights Agreement, a copy of each is attached to the Form 8-K filed with the SEC on February 6, 2025 as Exhibit 10.1, 10.2, and 10.3.

Other

On March 16, 2025, K Wave Media Ltd. entered in an agreement with a financial advisor for assistance with closing of the business combination with the total stipulated compensation amount of $400,000. The financial advisor partially performed its commitments under the terms of the agreement and was paid a total amount of $185,000, which was equally shared by the Company and the K Wave Media Ltd. No further amounts are payable to the financial advisor under the terms of the agreement.

Subsequent to December 31, 2024, the Company used approximately $0.3 million of the funds withdrawn from the Trust Account to pay operating expenses, which is not permitted under the terms of the investment management trust agreement. The Company's audit committee reviewed the matter with management following its discovery of the issue and as a result, the Sponsor deposited $0.3 million in the Company's operating account to replenish the shortage on April 29, 2025.